Form 10-Q
period 1996-06-30
LA TEKO RESOURCES LTD
filed 1996-08-13
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
                      Amendment Number One


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1996

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from             to

             Commission file number      0-10104

                    LA TEKO RESOURCES LTD.
     (Exact name of Registrant as specified in its charter)

       British Columbia, Canada                   87-0483319
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)


       180 East 2100 South, #204
         Salt Lake City, Utah                        84115
(Address of principal executive offices)           (Zip Code)

                        (801) 466-1402
      (Registrant's telephone number, including area code)



                              N/A
          Former name, former address and former fiscal
               year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X    No
                                     -----

As of August 9, 1996, the registrant had 23,416,258 shares of its common stock issued and outstanding.

                     LA TEKO RESOURCES LTD.

                 Part I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

                       LA TEKO RESOURCES LTD.

               Condensed Consolidated Balance Sheets


                               ASSETS

                                         June 30,       December 31,
                                           1996             1995
                                        (Unaudited)       (Audited)
Current Assets
  Cash and short-term deposits           $ 2,142,038    $ 2,972,278
  Receivables                                 53,084        124,876
  Inventories                                  6,295          6,295
  Pre-paid expenses                           89,889        176,541
                                         -----------    -----------
    Total current assets                   2,291,306      3,279,990

Mineral properties and deferred
 costs                                    10,292,061     10,155,234
Plant and equipment                          209,503        204,589
Investments                                  231,069        231,069
                                         -----------    -----------
                                         $13,023,939    $13,870,882
                                         ===========    ===========


                            LIABILITIES

Current Liabilities
  Accounts payable and accrued
   expenses                              $   118,999    $   240,441
  Current portion of long-term debt          868,000        712,296
                                         -----------    -----------
    Total current liabilities                986,999        952,737

Long-term debt                                15,000        360,289
                                         -----------    -----------
    Total liabilities                      1,001,999      1,313,026
                                         -----------    -----------

                        SHAREHOLDERS' EQUITY

Common capital stock, no par
 value; authorized 100,000,000
 shares; issued and outstanding:
 23,416,258 and 23,318,478                18,029,617     17,807,169
Accumulated deficit                       (6,007,677)    (5,249,313)
                                         -----------    -----------
                                          12,021,940     12,557,856
                                         -----------    -----------
                                         $13,023,939    $13,870,882
                                         ===========    ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated financial statements.

                       LA TEKO RESOURCES LTD.

          Condensed Consolidated Statements of Operations
                            (Unaudited)


                                     For the Three-Month Periods
                                           Ended June 30,
                                           1996            1995
Sales of gold and silver                 $         -    $         -
                                         -----------    -----------
Expenses
  Operating and mine maintenance
   costs                                      75,132         47,207
  New prospect evaluation                      6,855              -
  General and administrative
   expenses                                  344,839        177,279
  Depreciation                                15,460         11,106
  Royalty and lease expenses                  37,500         71,726
                                         -----------    -----------
                                             479,786        307,318
                                         -----------    -----------
Income (loss) from operations             (  479,786)    (  307,318)

Other Income (Expense)
  Gain from disposition of mineral
   property                                        -        404,953
  Gain on sale of equipment                    3,532              -
  Interest income/expense (net)               21,446     (   27,616)
                                         -----------    -----------
Net income (loss) before income
  taxes                                   (  454,808)    (   70,019)

Income taxes                                       -              -

Net income (loss)                        $(  454,808)   $    70,019
                                         -----------    -----------
Income (loss) per share                  $(     .019)   $(     .003)
                                         ===========    ===========
Weighted average shares
 outstanding                              23,372,240     23,179,082
                                         ===========    ===========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated financial statements.

                            LA TEKO RESOURCES LTD.

          Consolidated Statement of Changes in Shareholders' Equity
                   For the Years Ended 1994, 1995 and the
                    Six-Month Period Ended June 30, 1996
                         (Expressed in U.S. Dollars)

                               Common Stock         Accumulated
                            Shares      Amount       Deficit       Total

Balance December 31, 1993   34,933,849  $20,566,202  $(3,514,645)  $17,051,557
                            ----------  -----------  -----------   -----------
1994
Common stock issued for:
  Private placement
   stock sales                 450,000      738,000           -        738,000
  Public offering
   stock sales                 379,480      952,500           -        952,500
  Exercise of options           75,000       42,164           -         41,164
  Exercise of warrants         444,480      841,600           -        841,600
  Exercise of warrants
   issued for services           5,000       12,500           -         12,500
Less public offering and
 private placement costs             -   (  143,987)          -     (  143,987)
Compensatory stock options           -       43,500           -         43,500

Net income (loss)                    -            -   (1,369,811)   (1,369,811)
                            ----------  -----------  -----------   -----------
                             1,353,960    2,486,277   (1,369,811)    1,116,466
                            ----------  -----------  -----------   -----------
Balance,December 31,1994    36,287,809   23,052,479   (4,884,456)   18,168,023
                            ----------  -----------  -----------   -----------
1995
Common stock issued for:
  Public offering sales/$2.51   70,520      177,005            -        177,005
  Exercise of $2.51
  warrants                     371,120      814,061            -        814,061
Short-swing profits                  -        2,100            -          2,100
Less public offering and
 private placement costs             -   (   45,360)           -     (   45,360)
Compensatory stock options           -       64,190            -         64,190

Net income (loss)                    -           -    (  364,857)   (  364,857)
                            ----------  -----------  -----------   -----------
                               441,640    1,011,996   (  364,857)      647,139
                            ----------  -----------  -----------   -----------
Balance, December 31, 1995  36,729,449   24,064,475   (5,249,313)   18,815,162
                            ----------  -----------  -----------   -----------
1996
Common stock issued for:
  Exercise of warrants          97,780      156,448            -        156,448
  Compensatory stock options         -       66,000            -         66,000
Net income (loss) for the
 six-month period ended
 June 30, 1996                       -            -   (  758,364)   (  758,364)
                            ----------  -----------  -----------   -----------
                                97,780      222,448   (  758,364)      535,916)
                            ----------  -----------  -----------   -----------
                            36,827,229   24,286,923   (6,007,677)   18,279,246
                            ----------  -----------  -----------   -----------
Less cost of treasury
shares                     (13,410,971) (6,257,306)            -    (6,257,306)

Balance, June 30, 1996      23,416,258 $18,029,617   $(6,007,677)  $12,021,940
                            ========== ===========   ===========   ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                       LA TEKO RESOURCES LTD.

          Condensed Consolidated Statements of Operations
                            (Unaudited)

                                       For the Six-Month Periods
                                            Ended June 30,
                                          1996            1995

Sales of gold and silver                 $         -    $         -
                                         -----------    -----------
Expenses
  Operating and mine maintenance
   costs                                     105,333         59,278
  New prospect evaluation                     39,333              -
  General and administrative
   expenses                                  526,755        301,309
  Depreciation                                26,797         23,051
  Royalty and lease expenses                  75,000        143,451
                                         -----------    -----------
                                             773,218        527,089
                                         -----------    -----------
Income (loss) from operations             (  773,218)    (  527,089)

Other Income (Expense)
  Gain from disposition of mineral
   property                                        -        404,953
  Interest income/expense (net)                7,447     (   57,864)
  Gain (loss) on sale of equipment             7,407     (    8,112)
  Other expense                                    -     (    1,872)
                                         -----------    -----------
Net income (loss) before income
 taxes                                    (  758,364)    (  189,984)
                                         -----------    -----------

Income taxes                                       -              -
                                         -----------    -----------

Net gain/(loss)                          $(  758,364)   $(  189,984)
                                         ===========    ===========
Gain/(loss) per share                    $(     .032)   $(     .008)
                                         ===========    ===========
Weighted average shares
 outstanding                              23,350,331     23,059,149
                                         ===========    ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated financial statements.

                       LA TEKO RESOURCES LTD.

           Condensed Consolidated Statements of Cash Flows
                             (Unaudited)
                                          For the Six-Month Periods
                                                Ended June 30,
                                                 1996           1995
Cash Flows From Operating Activities
  Net gain/(loss)                        $(  758,364)   $(  189,984)
  Charges (credits) to operations
   not affecting cash:
    Gain on disposition of property               -      (  404,953)
    (Gain)/loss on sale of equipment      (    7,407)         8,112
    Adjust gold and silver inventory
     to fair market value                         -           1,872
    Depreciation                              26,797         23,051
  Compensatory expense - stock
   options granted                            66,000              -
                                         -----------    -----------
                                          (  672,974)    (  561,902)
                                         -----------    -----------
  Net changes
    (Increase)/decrease in gold
     inventory                                    -           5,109
    (Increase)/decrease in accounts
     receivable and pre-paid
     expenses                                158,444     (   10,927)
    Increase/(decrease) in current
     portion of long-term debt               155,704             -
    (Decrease)/increase in accounts
     payable and accrued expenses         (  121,441)    (  105,174)
                                         -----------    -----------
                                             192,707     (  110,992)
                                         -----------    -----------
      Net cash used in operating
       activities                         (  480,267)    (  672,894)
                                         -----------    -----------
Cash Flows From Investing Activities
  Investment in mineral properties        (   15,000)    (  250,000)
  Exploration costs capitalized           (  121,828)    (  175,676)
  Proceeds from sale of equipment              9,800          2,500
  Purchase of plant and equipment         (   34,104)    (    1,685)
  Cash proceeds from disposition of
   property                                        -      2,500,000
                                         -----------    -----------
    Net cash provided (used) by
     investing activities                 (  161,132)     2,075,139
                                         -----------    -----------
Cash Flows From Financing Activities
  Short-term loans                                -         200,000
  Reduction of long-term debt             (  345,289)    (  201,283)
  Cash proceeds from stock issuance          156,448        769,666
  Public offering costs                           -      (   19,627)
  Short-swing profits                             -           2,100
                                         -----------    -----------
    Net cash provided by financing
     activities                           (  188,841)       750,856
                                         -----------    -----------
Net increase (decrease) in cash
 and cash equivalents                     (  830,240)     2,153,101
Cash and cash equivalents,
 beginning of period                       2,972,278        275,364
                                         -----------    -----------
Cash and cash equivalents,
 end of period                           $ 2,142,038    $ 2,428,465
                                         ===========    ===========
Supplemental Disclosures of Cash
 Flow Information
  Cash paid during the period for
   interest                              $    58,565    $    69,623
  Cash paid during the period for
   income taxes                          $       300    $         -

Supplementary Schedule of Non-cash
 Investing and Financing Activities
  Depreciation capitalized into
   deferred costs                        $         -    $     3,767
  Depreciation costs in accounts
   receivable                            $         -    $     2,723

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated financial statements.

                     LA TEKO RESOURCES LTD.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Share Capital

      Authorized - 100,000,000 shares having no par value

      Issued     - 23,416,258

      During the second quarter of 1996, 51,550 shares were issued upon exercise of employee and director stock options.

         Options, Warrants and Convertible Securities

         Options Outstanding

             Total    Exercisable
            June 30,   June 30,     Grant    Expiration
              1996       1996       Date         Date      Price
DIRECTORS
             200,000    200,000   11/16/95  11/16/2000-03  $ 1.60
             100,000    100,000   11/24/95  11/24/2000-03  $ 1.60
             100,000    100,000   03/07/96  03/07/2001     $ 2.50
             200,000     50,000   06/18/96  06/18/2001-04  $ 2.53
PREVIOUS DIRECTORS
             100,000    100,000   08/17/94  08/17/1999     $ 1.60
             100,000    100,000   11/16/95  11/16/2000     $ 1.60
              25,000     25,000   11/16/95  06/05/1997     $ 1.60
              25,000     25,000   11/16/95  06/05/1997     $ 1.60
OTHERS
             100,000    100,000   04/01/93  04/01/1998     $ 2.13
             170,000    170,000   08/17/94  08/17/1999     $ 1.60
             105,000    105,000   11/16/95  11/16/2000     $ 1.60

         During 1996, directors purchased 25,000 shares and employees purchased 72,780 shares pursuant to options exercised. Options to purchase 20,155 shares expired as a result of employee termination.

         Effective June 5, 1996, each of the five directors became eligible to purchase 25,000 shares each as part of the 100,000-share option granted each director exercisable over a four-year period. Director options to acquire 150,000 shares expired as the service of two directors was terminated on June 5, 1996.

         Exercise of all options outstanding is contingent upon the optionees continued employment and/or association with the Company.

         Warrants Outstanding

         None

        Convertible Securities

         The Company has $883,000 debentures payable which are convertible into shares of stock as follows:
                                                             Shares
                                           Conversion     Reserved For
          Amount       Maturity Date         Prices        Conversion
       $  500,500       Jul-Dec 1996         $ 3.13          159,904
           75,000       Jan-Aug 1997         $ 3.13           23,962
           40,000       Jan-Aug 1997         $ 3.75           10,667
          252,500       May-Jun 1997         $ 2.81           89,858
           15,000       Sep-Oct 1997         $ 3.13            4,792
       ----------                                            -------
       $  883,000                                            289,183
       ==========                                            =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


GENERAL

The financial statements of the Company include the consolidated operations of its wholly-owned subsidiaries La Teko Resources, Inc., a Nevada corporation and Ryan Lode Mines, Inc., an Alaska corporation.

All dollar amounts included herein respecting Management's Discussion and Analysis are in U.S. dollars except where noted otherwise as Canadian dollars
(CAN).

During April 1996, the Company consummated a five-year agreement with the University of Alaska to explore its Twin Buttes property. The property is located 28 miles northeast of Fairbanks, Alaska, adjacent to La Teko's 16,131-acre Juniper property. The Twin Buttes property contains 12,640 acres and is situated on the northeast-trending Chatanika Terraine and aeromagnetic anomaly.
 A geochemical sampling program will be undertaken during the 1996 exploration season to assess the near future expression of mineralization. This program will be complemented by more sophisticated exploration methods in 1997 and 1998.
 In the event La Teko's exploration of the Twin Buttes is successful, it has the opportunity to acquire an exclusive development and mining lease on or before the expiration of five years.
The combined Twin Buttes and Juniper properties, totalling 28,771 acres (approximately 45 square miles), represent one of the largest blocks of exploration property on the Chatanika Trend.


CAPITALIZED COSTS

Costs of acquisition and deferred exploration expenditures associated with the Company's mineral properties are summarized as follows:


                                          Capitalized Capitalized
                               Balance     Additions   Additions   Balance
                            December 31,  (Deletions) (Deletions)  June 30,
                              1995        1st Q 1996  2nd Q 1996     1996

                            -----------   ----------  ----------  -----------
RYAN LODE                    $ 4,839,376   $      -    $      -   $ 4,839,376
  Acquisition cost
  Deferred exploration
    and development
    expenses                   4,882,993     26,687      17,911     4,927.591
                             -----------   --------    --------    ----------
  Total Ryan Lode              9,722,369     26,687      17,911     9,766,967
                             -----------   --------    --------    ----------
MARGARITA
  Acquisition cost               350,100          -          -        350,100
  Deferred exploration
   and development
   expenses                        4,554     65,354       1,220        71,128
                             -----------   --------    --------    ----------
  Total Margarita                354,654     65,354       1,220       421,228
                             -----------   --------    --------    ----------

JUNIPER
  Deferred exploration
   and development
   expenses                      78,211      2,729        3,368        84,308
                            -----------   --------     --------     ----------
  Total Juniper                  78,211      2,729        3,368        84,308
                            -----------   --------     --------    ----------

TWIN BUTTES
  Deferred exploration
   and development
   expenses                          -          -         3,451         3,451
                            -----------   --------     --------     ----------

  Total Twin Buttes                  -          -         3,451         3,451
                            -----------   --------     --------    ----------

DISCOVERY
  Acquisition cost                   -          -        15,000        15,000
  Deferred exploration
   and development
   expenses                          -          -         1,107         1,107
                            -----------   --------     --------    ----------

  Total Discovery                    -          -        16,107        16,107
                            -----------   --------     --------    ----------


Total mineral properties
 and deferred costs         $10,155,234  $  94,770   $   42,057   $10,292,061
                            ===========  =========   ==========   ===========

RESULTS OF OPERATIONS

As a result of not having been in production since 1989, the Company will continue to sustain its financial expenditures through utilization of existing cash resources, anticipated additional cash that may be received from Newmont, sale of common stock and/or proceeds from corporate borrowings at such time as debt financing may be needed and available. It is anticipated that the Company will receive $2.5 million from Newmont on or before December 31, 1996 if Newmont opts to continue with its acquisition of 65% of the True North Joint Venture property.

Operating and mine maintenance expenses increased approximately $46,000, principally as a result of labor surcharges and employee benefits associated with employee stock options exercised during 1996. Also, salaries and wages classified as general project overhead expense not otherwise capitalized with individual project exploration and development costs contribute to this increase.

Commencing in 1996, the Company initiated an accelerated effort to procure new mining projects for potential future development. It incurred $39,333 respecting evaluation of properties considered for subsequent acquisition. No comparable expense was incurred in 1995. In addition to the costs associated with new project evaluation, in the Second Quarter of 1996 the Company expended $19,558 for capitalized acquisition and development costs associated with its newly-acquired Twin Buttes and Discovery properties as discussed herein under the CAPITALIZED COSTS caption of this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. An additional $22,499 was expended in the Second Quarter of 1996 for development of the Company's Ryan Lode, Margarita and Juniper properties. These amounts combined with the $94,770 capitalized during the First Quarter of 1996 aggregate $136,827 for the first six months of 1996.


General and administrative expenses for the six-month periods ended June 30, 1996 and 1995 are presented as follows:

                                                     June 30,
                                              1996           1995
                                              ----           ----
Director fees                          $    34,289    $     5,250
Rent                                        15,378         15,416
Salaries and employee benefits             199,078        128,625
Contract services                           90,016          1,225
Accounting                                  15,687         12,788
Shareholder expense                         31,918         22,258
Transfer agent fees                          1,773          3,998
Travel                                      27,375         19,908
Office and general                          14,805         14,253
Telephone and utilities                     10,079         10,026
Equipment rental                             1,368          1,745
Insurance                                    5,482         11,465
Legal                                       53,676         38,049
Regulatory fees                              4,410          5,901
Other                                       21,421         10,402
                                       -----------    -----------
                                       $   526,755    $   301,309
                                       ===========    ===========

Details with respect to significant changes are as follows:

 . Director fees reflect an increase of approximately $29,000. The principal item of change is $22,000 compensatory stock option expense relative to stock options granted to two new directors at the 1996 annual meeting of shareholders. See Note 1 of Notes to Condensed Consolidated Financial Statements attached hereto. Additional director meetings, by telephone and in person, account for the additional increase.

 .  Salaries, payroll taxes and employee benefits increased approximately
   $70,000, principally as a result of compensatory stock options granted the corporate president and two directors and related labor surcharges and liability insurance associated with the 1996 options granted and options exercised in 1996 wherein current-period payroll tax expense only is recognized.

 . Contract services for the first six months of 1996 include $60,000 professional fees and related expenses respecting management and strategic business planning and $25,000 associated with analysis, interpretation and evaluation of the Company's mineral properties to assist management and the corporate board of directors in formulating a business plan for future development of the Company's mineral properties. $5,000 was paid to the Company's past president as part of a consulting arrangement to facilitate a transition in personnel as a result of the recent change in corporate presidency and directorship of the Company.

 . Shareholder expense has increased as a result of broader shareholder base of the corporate stock and added expenses associated with preparation and distribution of annual reports, proxy information, additional postage, consulting services, etc., associated with the Company's annual general meeting.

 . Travel expenses increased approximately $7,500 as a result of directors' travel associated with an additional directors' meeting and other required travel by directors in the business administration of the Company.

 . Legal fees increased approximately $15,600, partially as a result of a continuing requirement to supplement a Form S-2 filing with the United States Securities & Exchange Commission, which Form S-2 was associated with a May 1994 stock offering. The Form S-2 is currently being converted to a Form S-3 filing such that the requirements for continuing supplements will be eliminated. Other increased legal fees continue as a result of the consulting requirements associated with regulatory filings, property acquisitions, technical aspects of the corporation's annual general meetings and general business matters.

TRUE NORTH JOINT VENTURE AND OTHER ACTIVITIES

Newmont Exploration Limited commissioned its summer exploration effort at True North in June; the effort will continue, at Newmont's expense, through approximately October. Newmont advised on May 6, 1996 that it had completed a late winter 39-hole 11,320-foot core drilling program to explore areas that were not otherwise available for drilling during the summer. It has also announced that its summer exploration activity would be comprised of approximately 10,000 feet of core, 30,000-feet of reverse-circulation drilling and a 5,000-sample geochemical program. Exploration drilling between the Hindenburg and Shepard ore zones has verified that these two zones are continuous.

The following map shows the relationship of the Hindenburg and Shepard ore zones and the extent of Newmont's drilling connecting the two. La Teko's 1993/1994 drilling program comprised of 235 reverse-circulation and 8 core holes, which were drilled within the Hindenburg and Shepard resource zones, shown as the shaded areas. Holes within the shaded area, not shown individually on this map, defined 445,800 ounces of proven/probable mineable gold, metallurgical recovery estimated at 80-90%. Two new mineralized areas, the Zepplin and the East
Zones, are also depicted on the map.

[This page contains a map or the True North project, showing certain 1995 and 1996 drill hole locations, the location and area of the Shepard and Hindenburg resources, the Central Zone connecting the Hindenburg and Shepard resources, and five additional non-contiguous target areas, including one identified as the Zeppelin Zone and one identified as the East Zone. The map legend identifies the five target areas and the symbols used within the map to designate completed core holes, 1996; completed core twins, 1996; and 1995 drill holes.]

Newmont's second quarter 1996 core drilling at the True North was comprised of 6,601 feet of core in 25 holes, including 18 holes in the Central and East Zones. The remaining seven holes were core/reverse-circulation and core/core twins to test short-range variability and compare drilling methods and assays at the Hindenburg and Shepard. Most of the 6,601 second quarter footage was included in the 11,320 feet completed May 6, 1996 previously mentioned. A track-mounted reverse-circulation drill is currently being used to test trench and soil geochemical exploration targets and to complete step-outs beyond known mineralization.

The most important result of the 1996 winter drilling was the discovery of a shallow, partially oxidized, low-angled shear hosted zone of gold mineralization in the Central Zone. This shallow mineralization, if successfully delineated with infill drilling, will significantly increase the mineable reserve.

The 5,000-sample soil program under way will cover all previously unsampled areas of the True North property. By June 30, 1996, four drills had collected samples of the weathered bedrock interface from 881 sites 100 feet apart on lines spaced 400 feet apart. Infill sampling will reduce the line spacing to 200 feet where needed. Sampling to date has disclosed a large gold anomaly in the vicinity of the Soo vein system on the south edge of the property with values to 9,890 ppb. A grab sample from an old prospect pit in the anomalous area returned a value of 2.5 oz Au per ton. Results are pending on the majority of the samples collected.

Reclamation and engineering studies are in progress on the Ryan Lode project. The effort includes heap contouring, fertilization using lime treated municipal sewage sludge, and seeding. The property is being studied to determine the underground mining possibilities. Mine Development Associates has been commissioned to ascertain the continuity of high-grade zones in the property that could be mined by underground methods.

The Company will proceed with the evaluation of new prospects for possible future development. Geochemical soil sampling, rock sampling and geologic mapping are being employed to evaluate the Juniper, Twin Buttes, Discovery Gulch and Lucky Gulch prospects.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had $2,142,038 cash and short-term deposits. Pursuant to the Newmont joint venture agreement, the Company could receive an additional $2.5 million on or before December 31, 1996. Cash currently on hand and to be received will be utilized by the Company to sustain its ongoing financial requirements.

Working capital of the Company has been as follows:

                                   June 30,          December 31,
                              1996          1995         1995
                          -----------   -----------   -----------
Current assets            $ 2,291,306   $ 2,657,212   $ 3,279,990
Current liabilities           986,999        40,132       952,737
                          -----------   -----------   -----------
Working capital           $ 1,304,307   $ 2,617,080   $ 2,327,253
                          ===========   ===========   ===========

Since June 30, 1996, the Company has expended $269,844 for the acquisition of 750,000 shares of International Freegold Mineral Development, Inc. pursuant to the exercise of warrants associated with a 1994 unit purchase agreement with Freegold. The Company now owns 1.5 million shares of Freegold stock. The current market price of Freegold stock is approximately $.65 (US). Freegold is aggressively exploring its Golden Summit property adjacent to the True North Newmont/La Teko joint venture project.

Also, since June 30, 1996, La Teko paid Newmont $29,436 for its 35% interest in additional mineral property acquired by Newmont adjacent to the True North site.

The Company anticipates the following additional expenditures for the remainder of 1996:

  Property Acquisition - exploration
   in new project evaluation                        $  295,000
  Project overhead                                     100,000
  Corporate overhead                                   183,000
  Debenture interest                                    38,500
  Ryan Lode royalty                                    150,000
  Retirement of debentures                             500,500
                                                    ----------
                                                    $1,267,000
                                                    ==========

As discusssed in Note 1 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, the Company has outstanding options to directors and employees for the future acquisition of 1,225,000 shares, 1,075,000 of which may be exercised immediately. During 1996, nine employees and a director exercised options to acquire 97,780 shares for $156,448. It is not known whether optionees will exercise stock options during the remainder of 1996.

COMMITMENTS AND CONTINGENCIES

Operations are subject to certain lease and royalty obligations previously described in notes to the Company's consolidated financial statements at December 31, 1995.

The Company carries insurance against property damage including insurance on its machinery and equipment and motor vehicles and also comprehensive general liability and liability policies applicable to motor vehicles. The Company has elected not to insure against business interruption.

Effective March 1, 1992, the Company initiated a health and medical insurance program available to all employees who have been employed by the Company for over 30 days. The Company pays 70% of the monthly premium with the employees responsible for the balance. The Company is evaluating other health and medical insurance programs in anticipation of making a change in current coverage. The basic aspects of the current coverage will be continued.

The Company has no need at present to insure for environmental pollution and has elected not to insure for mine cave-in's, mine flooding, earthquake and other possible natural hazards consistent with industry practice. La Teko may in the future be exposed to contingencies relating to the foregoing or liabilities that may arise under governmental regulations relating to the environment. The Company is not aware of any existing material contingencies respecting compliance of its previous activities with environmental requirements.

The Company has taken extra precautions to minimize the possibility of chemical spills, especially in its drilling and former heap-leaching operations and utilizes a special patented process in the neutralization of cyanide and other chemical solutions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Report on Form 8-K

              None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LA TEKO RESOURCES LTD.

Dated:  August 8, 1996     By /s/Robert W. Gentry, President
                                 and Chief Financial Officer