Form 10-K/A
period 1996-06-30
LA TEKO RESOURCES LTD
filed 1996-08-13
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
               Washington D.C. 20549

                   FORM 10-K/A

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995.

Commission file number 0-10104.

     LA TEKO RESOURCES LTD.
     (Name of small business issuer in its charter)

 PROVINCE OF BRITISH COLUMBIA, CANADA               87-0483319
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

     180 East 2100 South, Suite 204
         Salt Lake City, Utah                             84115
 (Address of principal executive offices)              (Zip Code)

Issuer's telephone number: (801) 466-1437
Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:

     Common Stock Without Par Value
     (Title of Class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  X    No
                     ---

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     As of March 20, 1996, the aggregate market price of the voting stock held by non-affiliates was approximately $69,950,000.

     As of March 20, 1996, the Company had outstanding 23,318,478 shares of its common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE.    If the following documents are
incorporated by reference, briefly describe them and identify the part of Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"): The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1990). None

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTY

GENERAL

La Teko Resources Ltd. ("La Teko Ltd." or the "Company") was formed on November 27, 1968 under the statutes of British Columbia. The registered office of the Company is Suite 800, 889 West Pender Street, Vancouver, B.C. V6C 3B2. The head office and principal place of business of the Company is 180 East 2100 South, Suite 204, Salt Lake City, Utah 84115. La Teko Ltd., with its wholly-owned operating subsidiaries, La Teko Resources, Inc., (the Nevada property-holding entity), and Ryan Lode Mines, Inc., the Alaska operating entity, is a mining exploration, development and production company currently focusing its efforts on the development of gold properties in various stages of advancement.

This report contains references to both Canadian and U.S. dollar amounts. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" for a table setting forth the exchange rates for the past three years. Accounting records have been accumulated in U.S. dollars since January 1, 1991. In accordance with SFAS No. 52, "Foreign Currency Translation," Canadian dollar amounts, where applicable, for asset acquisition, deferred exploration costs and operating statement expenses have been converted at average rates prevailing at the time of expenditure during the respective years involved.

TRUE NORTH PROPERTY, FAIRBANKS, ALASKA

Location, Property Description

The True North property, located approximately 17 miles northeast of Fairbanks, Alaska, is accessed via the Steese Highway to within five miles of the site and thereafter by graveled road for two miles and graded dirt road for three miles. There are no nearby power lines and the Company expects that power for heap-leach operation will be supplied by generators. The depth of the water table is more than 300 feet, however, water from wells could supply operations. There is no plant or equipment currently located on the True North site.

During August 1993, the Company negotiated with AMAX Gold Exploration, Inc., respecting an earn-in agreement on the True North mining property comprising 86 leased Alaska state mining claims aggregating 2,284 acres on the north side of Pedro Dome. During December, 1993 and January, 1994 the Company conducted further negotiations with AMAX to purchase the True North leases. Pursuant to a new agreement, La Teko was obligated to spend $250,000 each year during 1994 and 1995 for development of the property. These commitments were satisfied.

Effective June 9, 1995, the Company's wholly-owned subsidiary,    La Teko
Resources, Inc., holding the True North property, entered into a joint-venture agreement with Newmont Exploration Limited ("Newmont"), for further development of the property. As of December 31, 1995, the Company had received $3.5 million from Newmont with an additional $2.5 million cash payment due by December 31, 1996, if Newmont continues with the project. In consideration of the initial $2.5 million cash payment, the Company conveyed to Newmont a 65% undivided interest in the True North property. In addition to the cash payments, aggregating $6 million, if Newmont elects to continue development of the project, as well as a $1 million property development requirement for 1995, it is to provide $2 million for property maintenance and exploration and development for 1996 and the first $18 million required to place the property into production. Development expenses in excess of $3 million during 1995 and 1996 will be credited against the $18 million requirement for production facilities. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

Newmont has advised the Company that it is planning substantial additional exploration and development work during 1996.

After Newmont's $27 million expenditure, any additional funds required to place the property into production are to be borne by Newmont and the Company in proportion to their respective interests in the project. La Teko has no obligation for funding of the True North project until Newmont has expended its $27 million for acquisition and development of the property.

Staking activity to the west and north of the previous True North property boundary during February 1995 added 896 acres to the block.
Since Newmont's assumption of development activities at the True North project, it has negotiated with surrounding property owners and acquired 44 claims comprising 1,207 acres at the south end of the True North property. These new claims expand the True North property to 4,387 acres including 170 State of Alaska mining claims and 4 State of Alaska prospecting sites. La Teko has reimbursed Newmont $22,950 for its 35% participation in the newly-acquired 44 claims.

Pursuant to the True North joint venture agreement, Newmont has assumed all royalty and lease obligations to AMAX Gold and the underlying property owners as follows:

     AMAX Gold
       April 1, 1996, 1997, 1998            Greater of $250,000
                                           or 1% NSR production
                                               royalties; and

     a 1% net smelter returns royalty thereafter with any advanced minimum royalty payments made in excess of the 1% NSR production royalties in 1996, 1997, and 1998 credited against future 1% NSR production royalties.

     Roger Cope (to be adjusted by the Implicit Price Deflator for the GNP as published by the U.S. Bureau of Economic Analysis)

       December 24, 1996 - 2000    $120,000
       December 24, 2001 and each year
        thereafter   150,000

     These payments are to be credited against a 4% NSR royalty when the gold price is below $500 per ounce and 5% NSR royalty when the gold price is equal to or above $500 per ounce.

     M. Dennis Shepard
       January 1, 1996   $ 55,000
       January 1, 1997 and each year
        thereafter  65,000

     These payments are to be credited against a 4% NSR royalty.

   Newmont has paid the December 24, 1995 and January 1, 1996 payments to Cope and Shepard.

Newmont may terminate the joint venture at any time in its sole discretion without further liability, in which case, it would be required to re-convey to La Teko the 65% interest in the True North property initially acquired from La Teko and contributed to the joint venture. Newmont will not be entitled to reimbursement of any amounts paid to La Teko, contributed to the joint venture or spent on the property prior to termination. Termination of the joint venture by Newmont would not relieve it of the obligation for exploration, development or reclamation costs incurred but not yet paid prior to the date of termination.

The Company and Newmont have discussed, very preliminarily, the concept of a possible business transaction whereby Newmont could increase its ownership interest and control in the True North project, acquire ownership in La Teko's other properties or ownership in the Company. These discussions have been broad and conceptual in nature and there is no understanding, arrangement or agreement between the companies respecting such matters. There is no assurance that any further discussions will occur or that any agreement whatsoever will be reached.

Geology of the True North

The True North ore reserves are contained in mica schists, amphibolites, and eclogites of the Chatanika Terrane. This Terrane is thought to have been thrust over the Fairbanks Schist and Cleary Sequence that crops out one mile to the southeast of the mineralization. Pedro Dome is underlain by the Pedro Dome intrusion, a Cretaceous granodiorite, which is locally altered and mineralized. The most favorable host rocks are carbonaceous muscovite-quartz schist and quartzite.

Three types of gold-bearing veins occur on the surface: narrow, drusy, sulfide-poor quartz veins (less than three inches wide), which can be parallel to foliation; stockwork druzy quartz veins, which locally resemble a coarse breccia; and locally larger veins (up to one foot wide) of quartz + arsenopyrite + stibnite. These larger veins may also have multiple orientations. Late calcite fills vein interstices and post-dates quartz-sulfide deposition. Strong iron staining with calcite and iron carbonates are locally associated with the gold mineralization. Gold mineralization also occurs in graphitic quartzites and schists.

Sites of gold deposition are structurally controlled. The structure is dominated by a complex set of high angle shears and low angle thrusts, both sets having a predominantly northeast strike and dip to the northwest.

The mineralization is open to depth and along strike; other prospects with ore grade samples on the surface remain untested to date.

Exploration of the True North

La Teko completed 51,880 feet of reverse-circulation drilling and 2,042 feet of core drilling during 1994. This is in addition to 8,722 feet of reverse-circulation drilling done by AMAX and La Teko in 1991, 1992 and 1993. During 1995, Newmont completed 14,945 of reverse-circulation drilling, 13,104 feet of core drilling and 5,673 feet of trenching on the True North property. This included 6,520 feet of step-out core drilling undertaken after freezeup in areas that could not be accessed during warmer weather. Results of the drilling have significantly expanded the gold resource. Additional in-fill drilling will be required before the expanded size of the gold resource or proven/ probable reserves can be determined. However, management believes that the potential True North resource exceeds two million ounces gold.

Ore Reserves of the True North

On February 2, 1995, Mine Development Associates, Inc. (MDA), an independent engineering firm based in Reno, Nevada, released a report titled "Resources and Reserves For The True North Project." It quotes proven and probable reserves and mineralized material as follows (based on 0.015 oz/ton cutoff):

    Proven and Probable Reserves         Mineralized Material
      Tons      Grade                     Tons        Grade
    (000's)   (oz/ton)    Ounces        (000's)      (oz/ton)
      6,870     0.065    445,800          8,055        0.059


The above reserves have not been adjusted for the metallurgical recoveries discussed below. Ratio of overburden to ore is 2.14/1.


It was previously announced that True North reserves were contained in two separate ore bodies, the Hindenburg and the Shepard, which are aligned along a series of northeast-trending flat-lying structures that may be related to a thrust zone that is a regional feature in the Fairbanks Mining District. Newmont's 1995 drilling has shown that the Hindenburg and the Shepard prospects represent one continuous ore body.

Management and MDA believe that the style of mineralization, geologic setting, and the historic production on other properties in the region, suggest that the True North deposit, as presently defined, represents only a portion of the total potential of the property.

Metallurgy of the True North

Column leach testing by a University of Alaska metallurgist was started in early 1995; the tests were recently completed under Newmont supervision. Four six-inch columns were filled with ore crushed to minus 1.5 inches. The columns were leached for 40 days, then were allowed to rest for four months and then were leached for an additional sixty days. Data relative to the columns follows:

PARAMETER                     COLUMN A    COLUMN B    COLUMN C    COLUMN D

Depth of ore                  0 - 100'   100 - 200'    +200'      Composite
Calculated head grade, opt     0.115       0.089       0.116        0.088
Tailings grade, opt            0.009       0.007       0.039         .007
Recovery, %                      92          92          66           92
Lime consumption, lbs/ton       0.06        0.50        0.50         0.60
Cyanide consumption             1.2         1.2         1.3          1.5

Column C recovery was lower, as expected, due to the depth of sample; however, the results are not disappointingly low. About 6% of the defined ore is below the 200-foot depth.

Newmont is currently performing additional column leach tests at its Denver facility.

RYAN LODE PROPERTY, FAIRBANKS, ALASKA

Location, Property Description

The Ryan Lode Mine property is located on the southeast flank of Ester Dome, approximately eight miles west of Fairbanks, Alaska. The Ester Dome is cut by the Ryan shear, a northeast trending shear zone which extends at least one mile across the Company's property. Drilling by prior companies has located several semi-continuous gold veins within the shear zone. Trenching has exposed a mineralized zone over 160 feet wide with favorable gold assays. Trenching also encountered an additional large shear zone, parallel to the main Ryan Lode shear, with gold value across a width of approximately 70 feet. In 1989, the Company confirmed the presence of an intrusive body and a gold-bearing structure within the mineralized igneous or volcanic intrusive known as the Curlew Intrusive, which outcrops at the surface.


The Ryan Lode property contained, as of February, 1994, proven and probable gold reserves of 14,576,000 tons of ore with an average grade of 0.056 ounces of gold per ton, for a total of 822,200 ounces of gold, according to independent engineering studies. The metallurgical recovery of 82% has not been deducted from the ounces shown above. The Company did no drilling on its Ryan Lode property during either 1994 or 1995.


The principal portion of the Ryan Lode property, the Ryan Lode claim group, is comprised of 10 patented and 15 unpatented lode claims aggregating approximately 700 acres. The current lease agreement provides for a primary term of 20 years commencing January 1, 1993 and for optional renewals with continuing advance minimum payments of $150,00 each year for 1996 through 2012, $200,000 per year for each of the years 2013 through 2017, $250,000 for each of the years 2018 through 2022, $300,000 annually for the years 2023 through 2027 and $350,000 per year thereafter with the provision that the lessee may extend on an annual basis after the year 2032.

The required minimum royalty payments will apply against a 5% production royalty applicable to the gross value of minerals mined and removed from the base Ryan Lode property and a 3% royalty payable to the Ryan Lode lessor on production from the Bar and St. Patrick claims. The payment of advance royalty payments on the primary lease applies to current-year production only and excess minimum payments over required percentage royalties cannot be carried or applied to a subsequent year's production obligation.

A prior lease provided for payments to a predecessor in interest based on future net profits as follows:
     a. LAC Minerals, U.S.A., a predecessor in interest of $5,000,000 payable only from net profits, as defined, after the Company has recovered certain pre-production costs. The amount is payable at the following rates of net profits:

          i.   5%, after recovery of pre-production costs:
          ii. 10%, after recovery of two times pre-production costs.
          iii. 20%, after recovery of three times pre-production costs.

The Company is currently in compliance with the foregoing obligations.

During the years 1990 through 1993, the Company expanded its Ryan Lode properties with the acquisition of the 360-acre Bar and St. Patrick claims together with 356 additional acres adjacent to the Ryan Lode claim group. These claims are generally subject to 3%-4% net smelter return royalties based on mineral product mined and removed from the properties.

On March 17, 1993, the Company acquired the 122-acre Mohawk lease which comprised nine patented claims located adjacent to the Ryan Lode. These claims were abandoned during 1995 and $454,305 capitalized exploration costs were written off.

Geology of the Ryan Lode

The principal rock unit in the Ryan Lode area is the Cleary Sequence member of the Fairbanks Schist. The gold in both the Ryan and Curlew ore bodies occurs in mineralized quartz veins, breccias, and gouge zones associated with shearing. The Ryan shear is composed of one main shear, usually in the hanging wall, and several smaller shears. This shear zone, which locally reaches 150 feet in thickness, has been traced by drilling for over a mile and is contained in metasedimentary and metavolcanic rocks of the Cleary Sequence. The Curlew shear, which may be an offset, southern continuation of the Ryan Shear is composed of one principal shear ranging up to 180 feet in thickness and lesser shears in the footwall and the hanging wall. Other sub-parallel shears also occur on the property and although these are currently poorly defined, they could add to the future resource base.

The Cleary Sequence contains varied rock types including a high percentage of metavolcanics, along with marbles, calcareous quartz-mica schists and carbonaceous units. Felsic intrusions in the area are principally concentrated near and within the Curlew deposit. Geologic relationships obtained by drilling suggest that these intrusions have both fault and intrusion contacts.

Gold deposition in the Ryan Lode occurs in at least two events. Cross cutting relationships indicate five stages of quartz deposition, with the gold deposited in the third and fifth episodes. In the Curlew the sequence is simpler, with gold deposition occurring in a single event, with quartz and arsenopyrite with or without stibnite.

Age dating indicates the Ryan shear predates the Curlew intrusion and may have guided its emplacement. The Ryan and Curlew shears were reactivated shortly after the emplacement of the Curlew intrusion and hydrothermal mineralizing fluids flowed along the shears at this time. The gold associated with the fifth event on the Ryan shear, and the gold deposition in the Curlew, can be correlated with the intrusive event.

Diamond core and reverse-circulation drilling both demonstrate that the Ryan and Curlew ore bodies have higher grade ore next to the hanging wall, with lower grade mineralization below this.

Oxidation depth is usually 200 to 300 feet, with an enriched zone for 50 to 100 feet below this. An increase in grade of the mineralization occurs at the oxidation boundary, and leachable sulfide ore exists below this boundary. The leachability of the mineralization decreases at increasing depths below the enriched zone.

Exploration, Development and Anticipated Future Production

Exploration and development drilling of the Ryan Lode project was suspended at the end of the 1993 drilling season pending further development of the Company's True North property and placing the True North project into production, currently estimated to be 1998. The Company's continuing development of the Ryan Lode includes baseline studies regarding air and water control, noise levels and other environmental factors and accelerated efforts to obtain permits required prior to placing the Ryan Lode property into production. Future production is contingent upon obtaining the necessary permits and capital required to fund the permitting and construction phases of the project. The Company does not now have the funds which would be required to place the Ryan Lode into production. The Company will seek a joint-venture partner to assist with the Ryan Lode project and/or will rely principally on the sales of securities and debt financing to meet its future Ryan Lode capital requirements. There is no assurance that a joint venture partner will be obtained or that funds for these purposes will be available. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

In August 1995, the Company entered into an option agreement with KLS Enviro Resources ("KLS") and Nevada Star Resource Corp. ("Nevada Star") which provided KLS/Nevada Star with joint participation rights in the further development of the Ryan Lode. Under the agreement, KLS/Nevada Star had 90 days to complete a pre-feasibility study at their expense to determine the viability of the Ryan Lode project. KLS/Nevada Star completed the prefeasi- bility study and asked for a 10-day extension on the option agreement. La Teko declined the request for extension of time.

JUNIPER PROPERTY

In February 1995, the Company located 104 state of Alaska prospecting sites on approximately 16,131 acres approximately 30 miles north northeast of Fairbanks, Alaska. These sites allow the Company to prospect for up to one year with the right to renew for a second year, during which time it may elect to convert the sites into state mining claims. During 1995, the Company commenced initial exploration efforts on this property, including geo-chemical sampling, the results of which suggest that further exploration may be warranted. Limited exploration is planned for this property during 1996.

STATE OF ALASKA MINING LICENSE TAX, PRODUCTION ROYALTY AND CLAIM
 RENTAL

The State of Alaska levies a mining license tax based on net income reported to the federal government and royalties from Alaska mining property at the following rates: there is no tax on taxable income under $40,000, however, if taxable income exceeds $40,000, and is less than $50,000, the tax is 3% of the total taxable income; $50,001 to $100,000 - $1,500 plus 5% of excess over $50,000; $100,001 or over - $4,000 plus 7% of excess over $100,000. The State of Alaska also charges a production royalty of 3% of net income. Pertinent only to the unpatented claims, an annual rental fee must be paid to the State of Alaska for each state claim or fraction thereof. The rent is $20 per claim for the first five years held; $40 per claim for the second five years held; and $100 per claim thereafter. Claims staked before 1989 are considered to be staked in 1989 for the purposes of this law.

MARGARITA PROPERTY

The Margarita property consists of 77 unpatented federal lode mining claims totaling about 1,500 acres. The property is located approximately 75 miles south of Tucson, Arizona, in the Oro Blanco Gold District, approximately three miles from the Mexican border. The property can be reached by traveling 10 miles east from Arivaca on a graded county road. The claims are owned by James Sorrell of Tucson. La Teko Resources' lease with Sorrell calls for a 3% NSR royalty; in addition, prior lessees will receive a 10% net profit interest on the first 20,000 ounces of production and 5% thereafter.

During January 1996, the Company commenced preliminary drilling on the Margarita property and completed 14 holes comprising 4,040 feet of reverse-circulation drilling, at an estimated cost of $67,500. The assay results from the current drilling did not increase the estimated 30,000-ounce resource.

Geology of the Margarita Property

The property is underlain by a thick sequence of Jurassic age rhyolite flows, which contain one or more 50-foot thick beds of siliceous tuff. This volcanic sequence was intruded in the early Tertiary period by quartz monzonite porphyry. Coincident with this event, the tuff beds were selectively replaced by massive silica which, in one location at minimum, contains ore grade gold. The siliceous bodies are mesothermal in origin. Some earlier geologists have identified them as hot springs sinters; however, they lack the trace elements, such as mercury, associated with this type of deposit. The siliceous beds resist erosion and form ridges in the district.

Three geochemical soil sampling programs have been conducted, totalling over 1,000 samples. The sampling identified at least 12 areas containing anomalous gold. Over 300 drill holes have been drilled, most less than 100 feet deep. The drilling has concentrated on one of the anomalies. The other 11 anomalies are essentially untested. The drilling has identified about 500,000 tons of mineralization containing 30,000 ounces of gold, averaging 0.06 OPT gold. The Company believes that the property has a good potential to develop reserves. Locating additional mineralization at depth, and around the other anomalies, should expand known ore grade mineralization.

Column cyanide leach testing of minus 1/2 inch crushed ore provided recoveries in the range of 75% to 85%.

FREEGOLD INTERESTS
On July 19, 1994, La Teko Resources, Inc., a wholly-owned subsidiary of La Teko Resources Ltd., entered into an agreement with International Freegold Mineral Development, Inc. respecting the acquisition of Freegold stock and a continuing right of first refusal to provide Freegold with operating capital to develop its Golden Summit project in the Fairbanks Mining District, Fairbanks, Alaska.

Pursuant to that agreement, on July 27, 1994, La Teko entered into a unit purchase agreement respecting the purchase of 750,000 Freegold units, each unit comprising 750,000 common shares of Freegold together with warrants to purchase an additional 750,000 shares of Freegold common stock. The purchase price per share was $.425 (CAN). The warrants associated with each unit could have been exercised on or before July 27, 1995 at a price of $.425 (CAN). The Company opted not to exercise the warrants at that time. However, these warrants may be exercised on or before July 27, 1996 at a price of $.49 (CAN) per share.

On February 17, 1995, La Teko and Freegold announced a unit purchase agreement wherein La Teko subscribed for the purchase of 750,000 Freegold units at $.24
(CAN) per share, each unit consisting of 750,000 shares of capital stock and 750,000 non-transferable share purchase warrants. However, this unit purchase was not approved by the Vancouver Stock Exchange and by mutual agreement among the parties, was rescinded and the parties agreed that La Teko would no longer have a continuing right of first refusal to provide Freegold with operating and development capital.

La Teko continues to own 750,000 shares of Freegold which has a current market value of approximately $.95 (CAN), $.70 (US) per share and, as indicated above, has warrants to acquire an additional 750,000 shares of Freegold stock at $.49
(CAN) per share. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

OTHER PROPERTIES
In addition to the Company's extended activities with regard to the Ryan Lode, Juniper and Margarita properties, it has investigated twelve additional mining projects, has conducted preliminary due diligence activities on six, and will continue investigating other possibilities of expanding the Company's mineral property base.

MARKETS FOR METALS MINED

As production is commenced on La Teko properties, the Company intends to produce a gold silver dore' which will contain approximately 99% combined gold and silver. This material can be readily marketed to one of several precious metal refineries, which typically charge about $0.75 per ounce to refine the dore' into 99.99% pure gold and 99.95% pure silver. Current gold prices approximate $400 per ounce.

OFFICES

The Company's principal executive offices at 180 East 2100 South, #204, Salt Lake City, Utah are leased month-to-month for $1,062 per month.

The Company's mine operations office at 2173 University Avenue South, #101, Fairbanks, Alaska is leased from an unrelated party for $1,340 on a month-to-month basis.

In the opinion of the Company, the above facilities are adequate for its foreseeable future needs.

EMPLOYEES

As of March 1996, the Company had 10 employees, none of which is an officer of the Company. None of the Company's employees is a director. All of the Company's employees except two administrative personnel at the corporate offices in Salt Lake City work at the Company's Ryan Lode Mine near Fairbanks, Alaska. Certain employees are shared with Newmont on the True North venture. The Company regularly engages consultants and other advisers to provide specific geological and other professional services.

FOREIGN EXCHANGE CONVERSION

This report contains references to both Canadian and U.S. dollar amounts. See "ITEM 6. SELECTED FINANCIAL DATA" for a table setting forth the exchange rates for the past three years. Unless otherwise indicated, all dollar amounts included in the Company's financial statements and related discussion are in U.S. dollars. In accordance with SFAS No. 52 "Foreign Currency Translation", any prior-period adjustments resulting from translation of Canadian dollars into U.S. dollars have been accumulated and reported as a separate component of shareholders' equity. Prior to 1990, purchases of Balance Sheet items were translated at year-end exchange rates except as pertaining to certain asset acquisitions wherein exchange rates on specific dates of acquisition were used. Operating statement amounts have been translated at actual rates on dates of specific transactions since January of 1991 in instances wherein expenditures have been made in Canadian dollars. Any effects of conversion of Canadian dollars to U.S. dollars related to either current or prior-period financial statements are insignificant.

Climate

The climate in the Fairbanks area is variable. The record low temperature is - 54 degrees Celsius (-66 F) and a record summer high of 37 degrees Celsius (99
F). The mean annual temperature is -3 degrees Celsius (26.5 F). The average temperature for the months of April through September is 10 degrees Celsius (50.1 F), the average temperature for the months of October through March is -16 degrees Celsius (2.75 F). Temperature rises above 22 degrees Celsius (70 F) 51 days per year and drops below freezing 225 days per year. The rivers in the region begin to freeze in October and thaw in May. Average annual precipitation in Fairbanks is approximately 12 inches, which includes an average snowfall of
69.3 inches. Mining operations can be conducted in the region throughout most of the year.

GOVERNMENT REGULATION AND ENVIRONMENTAL CONSIDERATIONS

Ryan Lode

The Ryan Lode property is located eight miles west of Fairbanks, Alaska and 0.5 miles from rural homes. The Company initiated baseline monitoring for the project in 1993, including air quality, surface water quality, ground water quality, geohydrology, biological inventory, and acid base accounting. The Company plans to expand these programs in 1996 and 1997 as well as to initiate noise level monitoring and vibrations testing. These activities will support environmental permitting activities which will commence with the development of an operating plan. A complete Environmental Impact Statement ("EIS") is considered necessary to avoid delays in the permitting process.

Since 1993, the Company has been collecting baseline data necessary to support its applications for required permits for the Ryan Lode project, including the preparation of a full environmental impact statement that will be coordinated with the development of an operating plan. The Company expects that obtaining required permits for proposed activities on the Ryan Lode property may be adversely affected because of its location eight miles from the city of Fairbanks and approximately one-half mile from rural homes, which exposes the Company's proposed activities to greater public interest and scrutiny and increases the potential adverse impacts on humans resulting from the use, storage or discharge of hazardous materials.

True North

The True North property is located in an uninhabited area and therefore should not be subject to nuisance factors such as light, noise, dust, and visibility considerations in receiving permits. The AMAX Gold, Inc. Fort Knox property, located in close proximity to True North has been issued permits to commence production without the necessity of providing a full environmental impact statement. Newmont, as the operator, will have the responsibility of permitting the True North project in anticipation of production to commence in 1998 or as soon thereafter as is practicable depending upon the success of current drilling programs. There is no assurance that Newmont will obtain permits without substantial delays and/or extensive expense.

Environmental Regulation

There are extensive Federal and state laws and regulations designed to conserve and prevent the degradation of the environment. These laws and regulations require obtaining various permits before undertaking certain exploration and development activities and may result in significant delays, substantial costs, and the alteration of proposed operating plans. These requirements also necessitate significant capital outlays and may result in liability to the owner of the property for damages that may result from specific operations, all of which may materially and adversely affect the business of the Company and the financial results of its operations.

The mining and exploration operations of La Teko are also subject to both Federal and state laws and regulations pertaining to employee health and safety.

Operations on the Ryan Lode Mine and the True North project are specifically subject to the statutes and related regulations administered by the Alaska Department of Environmental Conservation ("ADEC").

New permits will have to be obtained from all regulatory agencies having jurisdiction over the mining industry in Fairbanks, Alaska before production at either the True North property or the Ryan Lode Mine may commence.

There can be no assurance that all required permits can be obtained timely or on terms that are favorable to La Teko or that do not impose additional costs. La Teko will be required to demonstrate substantial financial responsibility through bonding, deposits, or other means acceptable to ADEC before resuming operations.

La Teko believes that it is in compliance with all material Federal or state environmental regulations.


LIMITED TITLE ON UNPATENTED MINING CLAIMS

The Ryan Lode and the Margarita claim groups include Federal unpatented mining claims. The Ryan Lode and True North groups include Alaska unpatented mining claims. Such claims are subject to inherent uncertainties. Unpatented mining claims, when properly located, staked, and posted according to regulation, give the claimant possessory rights only. Possessory title to an unpatented mining claim, when validly initiated, endures unless lost through abandonment due to failure to perform and file proof of annual assessment work or through a forfeiture which results from an adverse location made while the prior location is in default with respect to the performance of annual assessment work.
Because many of these factors involve findings of fact, title validity cannot be determined solely from an examination of the public record. The continuing validity of these claims is subject to many contingencies, including the availability of land for location at the time the location was made, compliance with federal and state regulations for locating claims, the performance of annual assessment work, the payment of annual rental fees and the making of required annual filings with the Bureau of Land Management and the appropriate state authority in which the claims are located. Failure to pay required annual rentals constitutes a statutory abandonment of the mining claim or site.

The Company believes that it has valid possessory title to all of the unpatented federal and state mining claims described herein.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

                              LA TEKO RESOURCES LTD.



Dated:  August 8, 1996       By/s/Robert W. Gentry, President
                                  and Chief Financial Officer