Form 10-Q
period 1996-09-30
LA TEKO RESOURCES LTD
filed 1996-11-14
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                       Yes   X    No
                                     -----

As of November 10, 1996, the registrant had 23,432,258 shares of its common stock issued and outstanding.



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

                       LA TEKO RESOURCES LTD.

               Condensed Consolidated Balance Sheets

                               ASSETS

                                       September 30,   December 31,
                                           1996          1995
                                        (Unaudited)    (Audited)
Current Assets
  Cash and short-term deposits        $ 1,227,195      $ 2,972,278
  Receivables                              14,148          124,876
  Inventories                               6,295            6,295
  Pre-paid expenses                        51,552          176,541
                                       ----------       ----------
    Total current assets                1,299,190        3,279,990

Mineral properties and deferred
 costs                                 10,427,707       10,155,234
Plant and equipment                       218,858          204,589
Investments                               500,913          231,069
                                       ----------       ----------
                                      $12,446,668      $13,870,882
                                       ==========       ==========

                            LIABILITIES

Current Liabilities
  Accounts payable and accrued
   expenses                           $    63,800      $   240,441
  Current portion of long-term debt       674,500          712,296
    Total current liabilities             738,300          952,737

Long-term debt                                 -           360,289
                                       ----------       ----------
    Total liabilities                     738,300        1,313,026
                                       ----------       ----------

                        SHAREHOLDERS' EQUITY

Common capital stock, no par
 value; authorized 100,000,000
 shares; issued: 23,426,258
 and 22,876,838 shares                 18,045,617       17,807,169
Deficit from operations                (6,337,249)      (5,249,313)
                                       ----------       ----------
                                       11,708,368       12,557,856
                                       ----------       ----------
                                      $12,446,668      $13,870,882
                                       ==========       ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated financial statements.

                       LA TEKO RESOURCES LTD.

          Condensed Consolidated Statements of Operations
                            (Unaudited)

                                        For the Three-Month Periods
                                         Ended September 30,
                                         1996             1995
Sales of gold and silver              $         -      $         -

Expenses
  Operating and mine maintenance
   costs                                  129,166           90,958
  New prospect evaluation                   3,171                -
  General and administrative
   expenses                               140,412          157,084
  Depreciation                             14,243           15,292
  Royalty and lease expenses               37,500           71,725
                                       ----------       ----------
                                          324,492          335,059
                                       ----------       ----------
Income (loss) from operations          (  324,492)      (  335,059)

Other income (expense)
  Interest income (expense) (net)      (      283)              777
                                       ----------       ----------
Net income (loss) before income
 taxes                                 (  324,775)      (  334,282)
                                       ----------       ----------
Income taxes                           (    4,797)               -
                                       ----------       ----------
Net income (loss)                     $(  329,572)     $(  334,282)
                                       ==========       ==========
Income (loss) per share
 fully diluted                        $(     .014)     $(     .015)
                                       ==========       ==========
Fully-diluted weighted average
 shares outstanding                    23,418,106       22,918,892
                                       ==========       ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated financial statements.

                       LA TEKO RESOURCES LTD.

          Condensed Consolidated Statements of Operations
                            (Unaudited)

                                        For the Nine-Month Periods
                                            Ended September 30,
                                         1996             1995
Sales of gold and silver              $         -      $         -

Expenses
  Operating and mine maintenance
   costs                                  234,499          150,236
  New prospect evaluation                  42,504                -
  General and administrative
   expenses                               667,167          458,393
  Depreciation                             41,040           38,343
  Royalty and lease expenses              112,500          215,176
                                       ----------       ----------
                                        1,097,710          862,148
                                       ----------       ----------
Income (loss) from operation           (1,097,710)      (  862,148)

Other income (expense)
  Gain from sale of mineral
   property                                     -          404,953
  Interest income (expense) (net)           7,164       (   57,087)
  Gain (loss) on sale of equipment          7,407       (    8,112)
  Other expense                                 -       (    1,872)
                                       ----------       ----------

Net income (loss) before income
 taxes                                 (1,083,139)      (  524,266)
                                       ----------       ----------
Income taxes                           (    4,797)               -
                                       ----------       ----------
Net income (loss)                     $(1,087,936)     $(  524,266)
                                       ==========       ==========
Income (loss) per share -
 fully diluted                        $(     .046)     $(     .023)
                                       ==========       ==========
Fully-diluted weighted average
 shares outstanding                    23,374,064       22,768,922
                                       ==========       ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated financial statements.

                       LA TEKO RESOURCES LTD.

           Condensed Consolidated Statements of Cash Flows
                             (Unaudited)

                                        For the Nine-Month Periods
                                          Ended September 30,
                                         1996             1995
Cash Flows From Operating Activities
  Net income (loss)                   $(1,087,936)     $(  524,266)
  Charges (credits) to operations
   not affecting cash:
    Gain on sale of mineral property            -       (  404,953)
    (Gain) loss on sale of equipment   (    7,407)           8,112
    Adjust gold and silver inventory
     to fair market value                       -            1,872
    Depreciation                           41,040           38,343
    Compensatory stock option expense      66,000                -
                                       ----------       ----------
                                       (  988,303)      (  880,892)
                                       ----------       ----------
Net changes
  (Increase) decrease in gold
     inventory                                  -            5,109
    (Increase) decrease in accounts
     receivable and pre-paid
     expenses                             235,719       (   67,175)
    (Decrease) increase in accounts
     payable and accrued expenses      (  176,642)      (   67,015)
                                       ----------        ----------
                                           59,077       (  129,081)
                                       ----------        ----------
    Net cash used in operating
       activities                      (  929,226)      (1,009,973)
                                       ----------        ----------
Cash Flows From Investing Activities
  Investment in mineral properties    (   84,436)       (  260,000)
  Exploration costs capitalized       (  188,037)       (  269,514)
  Proceeds from sale of equipment          9,800             2,500
  Purchase of plant and equipment     (   57,703)       (   10,508)
  Cash proceeds from disposition of
   property                                    -         2,500,000
  Investment in corporate securities  (  269,844)                -
                                       ----------       ----------
    Net cash provided by (used in)
     investing activities             (  590,220)        1,962,478
                                       ----------       ----------
Cash Flows From Financing Activities
  Short-term loans - net                       -           200,000
  Reduction of debt                    (  398,085)      (  201,784)
  Cash proceeds from stock issuance       172,448          991,066
  Public offering costs                         -       (   32,113)
  Short-swing profits                           -            2,100
                                       ----------       ----------
    Net cash provided by (used in)
     financing activities              (  225,637)         959,269
                                       ----------       ----------
Net increase (decrease) in cash
 and cash equivalents                  (1,745,083)       1,911,774
Cash and cash equivalents,
 beginning of period                    2,972,278          275,364
                                       ----------       ----------
Cash and cash equivalents,
 end of period                        $ 1,227,195      $ 2,187,138
                                       ==========       ==========
Supplemental Disclosures of Cash
 Flow Information
  Cash paid during the period for
   interest                           $    81,303      $   101,932
  Cash paid during the period for
   income taxes                       $     4,797      $         -

Supplementary Schedule of Non-cash
 Investing and Financing Activities
  Depreciation capitalized into
   deferred costs$                              -      $     4,708
  Depreciation costs in receivables   $         -      $     1,363

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated financial statements.

                        LA TEKO RESOURCES LTD.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   Note 1 - Share Capital

         Authorized - 100,000,000 shares having no par value

         Issued     - 23,426,258 shares

         During the third quarter of 1996, 10,000 shares were issued as $16,000 was received on the exercise of $1.60 warrants.

         Options, Warrants and Convertible Securities

         Options Granted

         There were no options granted during the three-month period ended September 30, 1996

         Options Outstanding at September 30, 1996

                                      Grant        Expiration
                          Shares      Date           Date        Price
   DIRECTORS
                         300,000     11/16/95      11/16/03     $ 1.60
                         100,000      3/14/96       3/14/01     $ 2.50
                         200,000      6/18/96       6/05/04     $ 2.41

   PRIOR DIRECTORS
                         100,000      8/17/94       8/17/99     $ 1.60
                          50,000     11/16/95       6/05/97     $ 1.60
                         100,000     11/16/95      11/16/00     $ 1.60

   EMPLOYEES
                          50,000      4/01/93       4/01/98     $ 2.13
                          50,000      4/01/93       4/01/99     $ 2.13
                         160,000      8/17/94       8/17/99     $ 1.60
                         105,000     11/16/95      11/16/00     $ 1.60
                       ---------
                       1,215,000

   Exercise of all options outstanding is contingent upon the optionee's continued employment and/or association with the Company.

   Warrants Outstanding

        None

                        LA TEKO RESOURCES LTD.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Share Capital (Continued)

     Convertible Securities

     The Company has $674,500 debentures payable which are convertible into shares of stock at prices from $2.50 to $3.75 per share. Management has called $292,000 for payment in October 1996. It is anticipated that the remaining $382,500 will be called on December 31, 1996 for redemption in January 1997.

Note 2 - Freegold Investment

            On July 27, 1994, La Teko entered into a unit purchase agreement with Freegold Minerals Development, Inc., respecting the acquisition of 750,000 units of Freegold at a price of $0.425 (CAN) per unit, each unit consisting of one common share of stock and one non-transferable share purchase warrant entitling the Company to purchase one additional common share of Freegold, for a period of two years exercisable at a price of $0.425 (CAN) per share during the first year and at $0.49 (CAN) during the second year. The unit purchase agreement was subject to approval of the Vancouver Stock Exchange. The initial 750,000 shares were acquired for $231,069 and during July 1996, the Company exercised its option and acquired an additional 750,000 shares of Freegold stock for $269,844.

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

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," believe," "estimate," expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

CAPITALIZED COSTS

     Costs of acquisition and deferred exploration expenditures associated with the Company's mineral properties are summarized as follows:

                                   1996         1996
                                 Capitalized  Capitalized
                       Balance     Additions    Additions    Balance
                     December 31, (Deletions)  (Deletions) September 30,
                        1995     1st & 2nd Qtr   3rd Qtr       1996
RYAN LODE
 Acquisition cost   $ 4,839,376  $         -   $        -  $ 4,839,376
 Deferred exploration
  and development
  expenses            4,882,993       44,598       11,702    4,939,293
                     ----------   ----------    ---------   ----------
 Total Ryan Lode      9,722,369       44,598       11,702    9,778,669
                     ----------   ----------    ---------   ----------
MARGARITA
 Acquisition cost       350,100            -            -      350,100
 Deferred exploration
  and development
  expenses                4,554       66,574       2,717        73,845
                     ----------   ----------    ---------   ----------
 Total Margarita        354,654       66,574       2,717       423,945
                     ----------   ----------    ---------   ----------

JUNIPER
 Deferred exploration
  and development
  expenses               78,211        6,097       4,665        88,973
                     ----------   ----------    ---------   ----------
 Total Juniper           78,211        6,097       4,665        88,973
                     ----------   ----------    ---------   ----------
TWIN BUTTES
 Acquisition cost             -            -      30,000        30,000
 Deferred exploration
  and development
  expenses                    -        3,451       8,843        12,294
                     ----------   ----------    ---------   ----------
 Total Twin Buttes            -        3,451      38,843        42,294
                     ----------   ----------    ---------   ----------
DISCOVERY
 Acquisition cost             -       15,000         -          15,000
 Deferred exploration
  and development
  expenses                    -        1,107      18,142        19,249
                     ----------   ----------    ---------   ----------
 Total Discovery              -       16,107      18,142        34,249
                     ----------   ----------    ---------   ----------
CHANDLAR
 Deferred exploration
  and development
  expenses                    -            -         406           406
                     ----------   ----------    ---------   ----------
 Total Chandlar               -            -         406           406
                     ----------   ----------    ---------   ----------
LUCKY GULCH
 Acquisition cost             -            -      10,000        10,000
 Deferred exploration
  and development
  expenses                    -            -      19,735        19,735
                     ----------   ----------    ---------   ----------
 Total Lucky Gulch            -            -      29,735        29,735
                     ----------   ----------    ---------   ----------
TRUE NORTH
 Acquisition cost             -            -      29,436        29,436
                     ----------   ----------    ---------   ----------
 Total True North             -            -      29,436        29,436
                     ----------   ----------    ---------   ----------
Total mineral properties
 and deferred exploration
 and development
 expenses           $10,155,234  $   136,827  $  135,646   $10,427,707
                     ==========   ==========   =========    ==========

RESULTS OF OPERATIONS

     The Company has no properties in production and has had no revenues from the sale of gold or silver in either the three or nine-month periods ended September 30, 1996 and 1995.

      Total operating expenses did not vary materially between the three-month periods ended September 30, 1996 and 1995. During the nine-month period ended September 30, 1996, total expenses increased approximately 27% over the same period of the preceeding fiscal year principally due to increases in operating and mine maintenance costs, general and administrative expenses and costs associated with the evaluation of new mining prospects. Total costs increased approximately $236,000 notwithstanding a $103,000 decrease in royalty and lease expenses. Royalty expenses applicable to the True North property, previously paid by La Teko, became the financial responsibility of Newmont in accordance with the June 1995 True North Joint Venture Agreement.

     During June 1995, the Company entered into a joint venture with Newmont Exploration Limited respecting the future development of its True North properties and received $2,500,000 as part of a series of payments to be made by Newmont to acquire a 65% interest in the True North property. After deducting its cost basis, the Company reported a $405,000 gain on the sale during the second quarter of 1995. In December 1995, the Company received an additional $1 million which increased its total 1995 gain on the Newmont transaction to $1,383,000. As indicated elsewhere in this report, the Company anticipates the receipt of an additional $2,500,000 from Newmont on or before December 31, 1996.

     The $1,088,000 net loss for the nine months ended September 30, 1996 was approximately double the $524,000 net loss for the same period of 1995, reflecting the $405,000 net gain from the sale of mining properties reported during the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of not having been in production since 1989, the Company has sustained current financial expenditures through the utilization of existing cash resources, principally from cash received from Newmont under the True North joint venture and proceeds from the sale of common stock. During the nine months ended September 30, 1996, the Company used net cash of $1,745,000, including $929,000 used in operations, $590,000 used in investing activities, principally for acquired mineral properties, plant and equipment, capitalized exploration costs and acquisition of corporate securities. An additional $398,000 was expended for redemption of convertible debentures while cash received from the sale of corporate stock was $172,500 resulting in net cash of $226,000 used in investing activities.

     As of September 30, 1996, the Company had cash and cash equivalents of $1,227,000. Based on discussions with Newmont and its express representations, the Company anticipates that it will receive an additional $2,500,000 from Newmont on or before December 31, 1996, under its agreement to acquire an undivided 65% interest in the True North property. The Company believes that the foregoing, totalling $3,727,000, will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

     As discussed in Note 1 in NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS at September 30, 1996, the Company intends to redeem debentures for $292,000 during the last quarter of 1996 as well as $383,000 during the first quarter of 1997 for a total of $675,000. In addition, the Company expects that during the last quarter of 1996 it will expend approximately $370,000 for operating expenses and capital requirements, including deferred exploration costs.

     Based upon a recent review, the Company has determined to concentrate its focus respecting the Ryan Lode on placing the property into production through joint participation with another mining company in lieu of the Company placing the property into production itself. Although from time to time the Company has had preliminary discussions with companies expressing an initial interest in the Ryan Lode property, no joint development or production arrangements have been reached, and there can be no assurance that the Company will be successful in advancing this project to the initiation of production with any third party. The Company's efforts to complete a joint development and production arrangement with a third party, arrange required funding, and obtain necessary permits may delay beyond 1998 the expected commencement of production. If a joint-venture arrangement is not entered into respecting the Ryan Lode property, the Company may spend approximately $300,000 during 1997 for additional development, pre-production planning and permitting and royalty payments.

     Management has prepared an information package regarding the property which is being sent to companies that have previously expressed an interest in the Ryan Lode and other mining companies that appear to have the experience and financial capability to proceed to production in a timely manner. La
Teko hopes to finalize its agreement with a qualified party in the first half of 1997.

     During 1996, the Company expended approximately $84,500 in the acquisition of new mining properties. It will continue with its efforts to acquire other property, principally in the vicinity of its existing True North, Juniper, Twin Buttes and Lucky Gulch properties, and may incur costs up to $250,000 through 1997 in investigating and acquiring additional properties.

     As discussed in Note 1 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, the Company has outstanding options to directors and employees for the future acquisition of 1,215,000 shares, 840,000 of which may be exercised immediately at a weighted average exercise price of $1.76 for an aggregate of $1,474,500. During 1996, nine employees and a director exercised options to acquire 107,780 shares for $172,448. It is not known whether optionees will exercise other stock options during the remainder of 1996, however, the exercise of such options would provide additional cash to the Company.

     If, notwithstanding its assurances, Newmont does not make its $2,500,000 True North payment due December 31, 1996, for Newmont to maintain its 65% interest in that property, the Company would substantially curtail its expenditures for operating costs, capital expenditures, the Ryan Lode project, and property acquisition, while redirecting its resources to obtain a replacement joint venture participant in the True North project or the funds required in order to continue exploration and development with a view toward placing the property into production.

COMMITMENTS AND CONTINGENCIES

     The Company's operations are subject to certain lease and royalty obligations previously described in NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS at December 31, 1995. In addition, the Company may in the future be exposed to contingencies relating to environmental and other compliance (see annual report on Form 10-K for the year ended December 31, 1995, Items I and II:
Business and Properties).




                   PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION


       The Company reported third quarter results of the La Teko/ Newmont True North joint venture property 14 miles northeast of Fairbanks.

     Results from highly successful drilling and trenching completed through the end of the quarter are shown in the attached charts. The drilling included Hindenburg and Shepard ore zone "step-out" drilling, "new target" drilling and "twin" drilling of existing core and reverse-circulation holes. The work in the Central zone (between the Hindenburg and Shepard ore zones) extends the known mineralization across an 800 by 400 foot area. Additional drilling in the fourth quarter of the year will target areas easily accessible after ground freezing.

     Drilling in a new area, east of the Central zone, outlined a new target known as the Chomco zone. Initial drilling identified this to be a 1,000 by 400 foot mineralized zone and additional drilling will be conducted to define how this zone connects with the Central and Hindenburg zones.

     New trenching was conducted in the two newest anomalies, reported in the September 11, 1996 news release. This latest trenching expanded one of the anomalies to a current measurement of 2,400 by 600 feet.

     The True North property consists of over 6,000 acres (approximately 10 square miles) of which La Teko and Newmont have drilled less than 10% to date. The aggressive 1996 exploration program will continue into early winter and additional results will be forthcoming.
   SELECTED 1996 DRILL HOLES AND TRENCHES, TRUE NORTH PROJECT

                     SELECTED 1996 DRILL HOLES AND TRENCHES
                               TRUE NORTH PROJECT

                    DRILL HOLES
----------------------------------------------------
                           INTERVAL
HOLE                   -------------------    GRADE
 NO.   AZIMUTH   DIP   FROM   TO  THICKNESS    OPT.
----------------------------------------------------
                <C
 377             -90    52    92    40         0.085
 378    315      -70     9    43    34         0.135
                              54    75         0.012
                              95   120         0.016
 380             -90 106.    241   134.5       0.087
                         5
 383    225      -70    15    24     9         0.054
                        42.5  56    13.5       0.191
 384    225      -70    19    32    13         0.044
                        42.3  55    12.7       0.456
 385    225      -70     2.7   9.6   6.9       0.207
                        22.1  28.1   6         0.212
                        83   100    17         0.021
 386             -90     0    53.5  53.5       0.101
 404    315      -70   155   185    30         0.020
                       225   235    10         0.053
 414             -90    40    65    25         0.043
                       125   135    10         0.022
                       155   175    20         0.076
 415    315      -70   170   200    30         0.087
 416             -90   190   200    10         0.020
                       210   250    40         0.089
 419             -90     0    10    10         0.012
                        20    50    30         0.064
 440    315      -70   150   185    35         0.062
                       150   185    35         0.062
                       225   235    10         0.025
                       320   330    10         0.061
 442    315      -70    60    75    15         0.053
                        85    90     5         0.120
                       110   180    70         0.137


                     TRENCHES
----------------------------------------------------
                           INTERVAL
                     -------------------
 NO.   LENGTH   AZ   FROM   TO    LENGTH    GRADE
---------------------------------------------------
STR1    170    349     0    20      20       0.02
STR2    130    350     0    10      10      0.047
TNT43   285     90    145   165     20      0.044
                      205   240     35      0.034
TNT44   385    268    65    125     60      0.017
                      135   150     15      0.021
                      170   180     10      0.020
                      250   275     25      0.015
TNT45   355     60    95    125     30      0.053
                      185   285     100     0.046
TNT47   734    311     0    15      15      0.015
                      240   245      5      0.298
                      295   325     30      0.029
                      690   700     10      0.031
TNT48   180    180    10    50      40      0.020
TNT49   750    135    155   210     55      0.041
                      270   285     15      0.020
                      565   575     10      0.037
TNT51    90    315    30    50      20      0.019
                      60    85      25      0.012

                    HOLES WITH GRADE TIMES THICKNESS OF 2.0
                     OR GREATER, NO RESTRICTION ON TRENCHES

     The data contained in the above charts has been selected from a larger number of drill hole and trench samples and reports the results of only those samples having a grade times thickness of 2.0 or greater. A determination of the existence of ore reserves and economic feasibility can only be made from data obtained from more closely spaced sampling that establishes sufficient size, shape, and grade of the mineralization to support the conclusion that it can be economically mined.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are included as part of this report:

              SEC
 EXHIBIT   REFERENCE
 NUMBER      NUMBER             TITLE OF DOCUMENT             LOCATION

10.01          10      Form of Non-Qualified Stock Option   This Filing
                        granted to Robert W. Gentry dated
                        March 14, 1996, at an exercise
                        price of US $2.50
10.02          10      Form of Non-Qualified Stock Option   This Filing
                        granted to John Auston and Douglas
                        Beaumont dated June 5, 1996, at an
                        exercise price of US $3.30
10.02          10      Form of Option Amendment Agreement   This Filing
                        between La Teko Resources Ltd.,
                        and Gordon Fretwell, John Hardesty
                        and Robert Gentry dated July 22,
                        1996, at an exercise price of US
                        $1.50
10.03          10      Form of Non-Qualified Stock Option   This Filing
                        granted to Gordon Fretwell dated
                        November 16, 1996, at an exercise
                        price of US $1.60
10.04          10      Exploration Agreement and Option to  This Filing
                        Lease between La Teko Resources,
                        Inc., and University of Alaska,
                        effective June 1, 1996, including
                        form of Mining Lease and Agreement

     (b)  8-K Reports -   No reports were filed on Form 8-K during the quarter
ended September 30, 1996.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LA TEKO RESOURCES LTD.



Dated:  November 7, 1996      By: /s/ Robert W. Gentry, President and
                                   Chief Financial Officer