Form 10-K
period 1996-12-31
LA TEKO RESOURCES LTD
filed 1997-03-28
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                   FORM 10-K
                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended DECEMBER 31, 1996.
                         Commission file number 0-10104

                             LA TEKO RESOURCES LTD.
                 (Name of small business issuer in its charter)

    BRITISH COLUMBIA, CANADA                          87-0483319
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

   SUITE 500, 625 HOWE STREET
       VANCOUVER, B.C.                                 V6C 2T6
(Address of principal executive offices)              (Zip Code)

         Issuer's telephone number, including area code: (604) 688-0833

Securities registered under Section 12(b) of the Act:
     Title of each class     Name of each exchange on which registered
             None                               None

Securities registered under Section 12(g) of the Act:

                     COMMON STOCK, WITHOUT PAR VALUE

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

     As of March 21, 1997, the aggregate market price of the voting stock held by non-affiliates was approximately $38,524,000.

     As of March 21, 1997, the Company had outstanding 23,457,258 shares of its common stock, without par value.

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

                            TABLE OF CONTENTS


PREFACE                                                              3
PART I.                                                              4
     ITEM 1.  BUSINESS                                               4
     ITEM 2.  PROPERTIES                                             7
     ITEM 3.  LEGAL PROCEEDINGS                                     25
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   25

PART II.                                                            25
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS                                 25
     ITEM 6.  SELECTED FINANCIAL DATA                               30
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                           32
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           45
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                 46

PART III.                                                           46
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   46
     ITEM 11.  EXECUTIVE COMPENSATION                               53
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT                                          61
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       64
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K                                         64

                                    PREFACE

                 CAUTION RESPECTING FORWARD-LOOKING INFORMATION

     This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," believe," "estimate," expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein

--------------------------------------------------------------------------
                                    PART I.
--------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

     La Teko Resources Ltd. ("La Teko" or the "Company") explores and develops mineral properties. It has interests in several exploration properties in the Fairbanks area of central Alaska and one gold exploration project, the Margarita, in the Oro Blanco area of southern Arizona. Two of the Alaska projects, True North, under joint venture with Newmont Exploration Limited ("Newmont"), a subsidiary of Newmont Gold Company (NYSE), and Ryan Lode, are at advanced exploration to development stage. The remaining Alaska projects, including Juniper, Twin Buttes, Lucky Gulch, and Discovery, are at an early exploration stage. The Margarita project is under option to Oro Blanco Resources Corp.

     During 1996, the Company's activities were concentrated on monitoring the exploration of its True North property under a joint venture with Newmont, conducting limited mine maintenance and baseline studies on its Ryan Lode property and analyzing, acquiring, and initiating exploration of additional early exploration stage gold prospects in Alaska.
     The Company received cash payments of $2,500,000 from Newmont during 1996, the final installment of the $6,000,000 total due the Company from its sale to Newmont of a 65% interest in the property. Newmont continued an active reverse circulation and core drilling program during the year and significantly expanded the project by acquiring adjacent properties. (See "ITEM 2. PROPERTIES: True North Project.")

     Ryan Lode activities during 1996 were focused on furthering baseline studies that would be required in order to proceed with permitting. No exploration drilling was completed on the Ryan Lode.

     During 1996 the Company continued its investigation of other possible exploration prospects and, on the basis of initial geological and geophysical reconnaissance, acquired additional properties in Alaska on which the Company intends to conduct limited gold exploration.

     In 1997, the Company plans to continue to cooperate with Newmont with its ongoing exploration and development of the True North project. In addition, La Teko will commence its own evaluation of the reserves and resource potential of the deposit. At present, the only cash requirements from La Teko for this project are for its 35% share of new property acquisition costs. The Company's evaluation and interpretation of ongoing results are required to assist it in projecting when Newmont might be expected to complete its $21 million in exploration and development expenditures on the property and produce a positive feasibility study, and thus when contributions toward development costs from La Teko might be required.

     Early in 1997, the Company plans to make a decision as to whether to develop the Ryan Lode property as a gold mine, to joint venture or sell the project to another mining company, or to complete the reclamation program on the property without any further production. Should a development option be chose, the Company will immediately commence the permitting application process and begin detailed drilling and engineering studies leading to a feasibility study.

     La Teko will continue its efforts to enhance shareholder value through the discovery of new mineral reserves. To this end, the Company will be continuing to explore its several Fairbanks area gold exploration projects and will be seeking more acquisition opportunities. The Company's strategy will be to focus on advanced projects in areas with known mining history, while it will consider farming out or joint venturing its early stage exploration projects in order to reduce cost and risk to the Company.

     The Company was formed on November 27, 1968, under the laws of British Columbia. The registered office of the Company is 889 West Pender Street, Suite 800, Vancouver, B.C. V6C 3B2. The head office and principal place of business of the Company is 625 Howe Street, Suite 500, Vancouver, B.C. V6C 2T6. When used herein, the terms "La Teko" or the "Company" include La Teko Resources Ltd. and its wholly-owned subsidiaries, La Teko Resources, Inc., the Nevada property-holding entity, and Ryan Lode Mines, Inc., the Alaska operating entity.

EMPLOYEES

     As of March 1997, the Company had 15 employees, one of whom is the Company's president and a director. All of the Company's employees, except the corporate president and four administrative personnel in the corporate offices, work in Fairbanks, Alaska, and at the nearly Ryan Lode and True North sites. Certain employees part-time employees are also employed part-time by Newmont n the True North venture. The Company regularly engages consultants and other advisors to provide specific geological and other professional services.

OFFICES

     The Company has moved its corporate offices from Salt Lake City, Utah, to Vancouver, British Columbia, at 625 Howe Street, Suite 500. Facilities in British Columbia are leased on a month-to-month basis for $1,620 per month. The Company's office at 180 East 2100 South, Suite 204, Salt Lake City, Utah that were rented month-to-month for $638 will be consolidated with the Vancouver office on May 1, 1997.

     The Company's Alaska office at 2173 University Avenue South, Suite 101, Fairbanks, Alaska, is leased from an unrelated party for $1,309 on a month-to-month basis.

     In the opinion of the Company, the above facilities are adequate for its foreseeable future needs.


ITEM 2.  PROPERTIES

TRUE NORTH PROJECT

     True North is an advanced exploration project, located in the center of the Fairbanks Mining District, Alaska. The project was acquired by La Teko in 1993 and is now under joint venture with Newmont, subject to its right to terminate the venture and reconvey its 65% interest to the Company. Newmont, as operator of the project, is in the midst of a multi-million dollar drilling program which includes both definition of known gold mineralization and exploration for new gold zones.

     Location and Access

     The True North project is located on the west flank of Pedro Dome, approximately 17 miles northeast of Fairbanks, Alaska. The property is accessed by a five-mile dirt and gravel road from the paved Steese Highway, which passes along the south and eastern borders of the property.

     Land Status

     The True North project, consisting of 86 leased Alaska state mining claims, aggregating 2,284 acres, was acquired by the Company's wholly-owned subsidiary, La Teko Resources, Inc., from AMAX Gold Exploration, Inc. ("AMAX") in 1994 in consideration of the Company's completion of $250,000 in exploration in each of 1994 and 1995. The Company was also required to pay to AMAX $500,000 in 1994 and $250,000 yearly thereafter to a cumulative total payment of $1,500,000 and to pay a 1% net smelter return ("NSR") royalty. All required payments to date have been paid.

     On June 9, 1994, La Teko Resources, Inc., entered into a joint venture agreement (the "JV Agreement") with Newmont, whereby Newmont acquired a 65% interest in True North. In order to earn that interest, Newmont paid La Teko $6 million and must complete $21 million in exploration and development work on True North ($5.8 million spent as of December 31, 1996) and complete a feasibility study. The Company will receive no further cash payments from Newmont under the JV Agreement. The feasibility study was to have been completed by December 31, 1996. However, Newmont has elected to extend the date for completion. The JV Agreement allows this extension for up to six months beyond the time when Newmont ceases an active program of drilling to expand the gold resource of True North. During such extension, certain of Newmont's exploration costs are not credited against its $21 million funding commitment. After Newmont has earned its 65% interest in True North, La Teko and Newmont will each fund project development costs on a pro rata basis, with Newmont as operator. If either partner fails to contribute its share, its interest in the property will suffer corresponding dilution. Newmont can terminate the JV Agreement by reconveying its 65% interest in the property to the Company, which would then be under no obligation to reimburse Newmont for any payments or expenditures to date. Although Newmont has advised the Company that Newmont proposes further exploration of the True North property during 1997, Newmont's further actions respecting the True North project are beyond the ability of the Company to either control or predict. There can be no assurance that the results of further exploration, development or feasibility analysis will warrant placing the True North property into production by either the Company or Newmont. The terms and conditions of the joint venture with Newmont are more fully discussed in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Since acquiring the project, Newmont has added 60 claims by staking and acquired an additional 16 adjacent properties by lease, purchase, or option from third parties, bringing the total project acreage to 7,120 acres. These are all within the joint venture's area of interest, and pursuant to La Teko's election to participate in the acquisition cost, are being added to the joint venture property.

     Exploration History

     Placer gold was first discovered in a creek draining the south side of Pedro Dome in 1902 by Felix Pedro. Placer mining on Dome and Eldorado Creeks, immediately adjacent to the True North property, began about eight years later.
 During the period 1912 to 1914, the Soo Mine reportedly produced between 4,000 and 5,000 ounces of lode gold from a quartz vein in the southern portion of the True North property. Several other small lode occurrences were prospected in the vicinity.

     In 1916, 200 tons of stibnite ore (antimony) was reportedly produced from the Hindenburg Mine, within the area of the presently defined Hindenburg gold deposit. A further shipment of 16 tons grading 38% antimony was reportedly made in 1942. Another prospect, the Mother Lode, adjacent to the presently defined Shepard deposit, had exploration shafts to 147 and 215 feet.

     AMAX first acquired an interest in the property covering the Hindenburg Mine in 1990. The property position was expanded as AMAX completed the first drill program on the property, 4,000 feet, in 1991. The table below outlines subsequent exploration on the property, including that conducted since the Company acquired it in 1993.

                 1992      1993    1994     1995    1996     TOTAL
                ------    ------  ------   ------  ------   -------

RVC Drilling     5,332    3,450   51,810   14,885  40,428  115,805
Core Drilling                      2,042   13,049  24,798   39,888

Geology and Mineralization

     The True North property lies within a broad belt of metamorphic rocks trending through central Alaska and Yukon known as the Yukon Tanana Terrane. Numerous gold occurrences are found within these rocks, including the famous Klondike gold camp in the Yukon and the Fairbanks Mining District of Alaska. Lode gold occurrences typically occur where the older metamorphic rocks have been intruded by granitic igneous rocks which were emplaced approximately 90 million years ago.

     Several types of gold mineralization have been exploited. The early miners sought the placer gold in streams and rivers draining the bedrock gold source areas and this mining activity continues today. Initial lode mining concentrated on quartz veins containing high grade gold values. More recently, however, large, low-grade gold deposits have been sought. The best example of this is the Fort Knox deposit, seven miles east of True North, which has just been placed into production by Cyprus-AMAX at a mining rate of approximately 350,000 ounces gold per year.

     Gold mineralization on the True North property is hosted by metamorphic rock of the Chatanika Terrane, including quartz-mica schist, quartzite, eclogite, amphibolite, marble, and argillite. Some units are graphitic. Gold occurs in nearly flat-lying shear zones and along faulted contacts. These zones are typically 30 to 50 feet thick, are stacked one on top of the other, and can be correlated across the property. The three originally defined zones, Hindenburg, Central, and Shepard, now all appear to be part of a single zone with a continuous strike length of roughly 5,000 feet. Average grades are 0.05 to 0.07 oz. Au per ton (1.7 to 2.4 gm Au per tonne), although higher grades in excess of 1 oz. Au per ton occur locally.

     A more recently defined zone, the Zeppelin, occurs just north of the Central zone, and is higher grade, averaging approximately 0.12 oz. Au per ton (5.8 gm Au per tonne). Drilling late in 1996 encountered another new zone, which also appears to grade in excess of 0.1 oz. Au per ton.

     Within the first 150 to 200 feet of surface, the gold mineralization is predominantly oxidized. Below this depth there is a gradual transition to sulfide mineralization. The depth of oxidation is typically greater at higher elevations and less in the valleys, and generally reflects depth to the top of the water table.

     Reserves

     In 1995, La Teko announced a proven and probable reserve of 6.9 million tons grading 0.065 oz. Au per ton, or 445,800 contained ounces of gold, as calculated by Mine Development Associates, Inc., of Reno, Nevada. In 1996, La Teko announced a total resource potential of 2 million plus ounces of gold. Newmont has yet to announce a resource or reserve estimate.

     Metallurgy

     Preliminary metallurgical testing has demonstrated gold recoveries from in the order of 90% for oxidized mineralization. As the degree of oxidation decreases, gold recoveries also decrease. Bench scale flotation tests of sulfide mineralization indicate gold recoveries of 82 to 96% in the sulfide concentrate.

     Proposed Program

     The Company has been advised by Newmont that it has budgeted $2.1 million for the $300,000 property payments due during the year and for an exploration program for January through June 1997. This program will include mainly drilling and some power auger geochemical sampling. The main focus of the drilling program will be step-out drilling to expand the more recently discovered gold zones.

RYAN LODE PROJECT

     The Ryan Lode property has a long history of gold exploration and mining, dating back to the turn of the century. During the period from 1987 to 1989, the Company successfully produced 19,220 ounces of gold from 329,000 tons of ore mined by open pit and extracted by heap leach methods. the Company has subsequently made a substantial investment in the property, both in the reclamation of the previous mining activity and in exploration for more minable reserves.

     Location

     The Ryan Lode property is located on the southeast flank of Ester Dome, approximately eight miles west of Fairbanks, Alaska. The Parks Highway, connecting Fairbanks to Anchorage, traverses the southern boundary of the property. The property can be accessed by Gold Hill Road and then Henderson Road, for a total distance of 2.4 miles north from the highway. Power supply also runs very close to the property.

     Land Status

     The core Ryan Lode claims, comprised of 10 claims, 14 unpatented claims, and one unpatented placer claim totaling 700 acres, are subject to a lease agreement which calls for a 5% net smelter royalty on production from these claims. Annual advance royalty payments are being made, currently amounting to $150,000 per year, escalating to $200,000 per year in 2013, to $250,000 per year in 2018, to $300,000 per year in 2023, and $300,000 per year from 2028 to 2032.
 The lease agreement may be extended annually thereafter. A 3% net smelter return royalty is payable on the surrounding Bar and St. Patrick claims comprising a total of 289 acres.

     A prior lease agreement with LAC Minerals, U.S.A., requires payment of $5 million on the basis of 5% of net profits after recovery of pre-production costs, 10% of net profits after recovery of two times pre-production costs, and 20% of net profits after recovery of three times pre-production costs until the $5 million is paid. Pre-production costs are restricted to a maximum of $1 million.

     The Company has expanded its Ryan Lode properties so that it now holds 234 additional acres adjacent to the Ryan Lode claim group. These claims are generally subject to 3% to 4% net smelter return royalties based on mineral product mined and removed from the properties.

     Exploration and Development History

     Extensive placer mining has taken place in the vicinity of Ester Dome since the turn of the century. The first lode gold interest was during the period 1912 to 1916, when several prospect pits and two shafts were sunk. In 1916, Kennecott Copper Corporation acquired the property, sank a 500-foot shaft and carried out significant development activity. Others continued with sporadic activity and, by 1930, reserves were estimated at 1.3 million tons grading 0.158 oz. Au per ton.

     In 1938, the property was acquired by Bartholomae Oil Corporation which continued with more exploration and development, culminating in the production of 620 oz. Au from 1,430 tons of ore. All operations ceased during World War
II. Minor exploration was carried out from 1954 to 1958 and again from 1969 to 1970.

     During the period 1974 to 1978, Fourbear Enterprises, Inc., constructed a 400 tpd flotation mill, which encountered gold recovery problems, and operations ceased. St. Joe American Corporation then acquired the lease and carried out further surface and underground exploration. In 1985, the property was acquired by Citigold Mining Company, Ltd., which carried out a 10,000 ton test heap leach before 1986, when it was acquired by La Teko. In the following three years, La Teko mined and leached 329,000 tons of ore at an estimated grade of 0.09 oz. Au per ton, to recover 19,220 ounces of gold. Production ceased in 1990.

     From 1990 to the present, La Teko has carried out substantial exploration on the property, including 220,236 feet of drilling in 752 drill holes. The Company has also continued a program of baseline environmental monitoring and reclamation of previous mining activity.

     Geology and Mineralization

     The principal rock unit in the Ryan Lode area is the Cleary Sequence member of the Fairbanks Schist, consisting of varied rock types, including metamorphosed volcanic rocks, along with marble, calcareous quartz-mica schist and carbonaceous units. Granite intrusions in the area are principally concentrated near and within the Curlew deposit, south of the main Ryan Shear.

     The gold in both the Ryan and Curlew ore bodies occurs in mineralized quartz veins, breccias, and gouge zones within broad shear zones. The gold occurs with sulfide minerals pyrite, arsenopyrite, and locally stibnite. Higher grade gold mineralization typically occurs next to the hanging wall of the shear, with lower grade mineralization below this.

     The main shear zone, which reaches 150 feet in thickness in places, has been traced by drilling for over a mile and is contained in metasedimentary and metavolcanic rocks of the Cleary Sequence. The Curlew Shear, which may be an offset, southern continuation of the Ryan Shear, ranges up to 180 feet in thickness. Other subparallel shears also occur on the property, and although these are currently poorly defined, they could add to the future gold resource base.

     Mineralization is typically oxidized to depths of 200 to 300 feet, with an enriched or supergene zone for 50 to 100 feet below this. The oxidized and supergene zones demonstrate good gold recoveries by leaching, while rates of gold recovery by leaching decreases at increasing depths below the enriched zone.

     Reserves

     In 1994, Mine Development Associates, Inc., of Reno Nevada, calculated proved and probable reserves for Ryan and the adjacent Curlew Shear to be 14.5 million tons grading 0.056 oz. Au per ton, with a 0.015 oz. Au per ton cut-off and a stripping ratio of 3.8:1. This is a reserve of 822,200 contained oz. Au within a geological resource of 2.4 million oz. Au. A subsequent "high grade" pit calculation showed a reserve of 4.6 million tons grading 0.09 oz. Au per ton with a strip ratio of 7.5:1 and an underground reserve of 1.46 million tons grading 0.215 oz. Au per ton. The "high grade" pit includes only oxide and supergene mineralization, and is thus totally amenable to heap leach gold recovery.

     Metallurgy

     The ore at Ryan Lode requires crushing and agglomeration prior to leaching. Column leach tests show that gold recoveries in the range of 70% to 80% can be expected. A gravity circuit has been shown to recover 45% to 50% of the gold. Gravity in combination with leaching would be expected to provide faster and superior gold recovery to leaching alone.

     Proposed Program

     The Company's ongoing program at the Ryan Lode includes baseline studies monitoring air and water quality, noise levels, and other environmental factors. The Company is considering an effort to obtain mining permits and to complete a feasibility study, both of which are required prior to placing the Ryan Lode property into production. Future production is contingent upon obtaining the necessary permits and capital required to fund the permitting, feasibility, and construction phases of the project. Although the Company has funds to continue baseline studies and complete a study of the feasibility of placing the Ryan Lode into production, it does not now have the funds which would be required for pre-production construction or the commencement of mining. The Company will rely on the sales of securities or debt financing to meet its future Ryan Lode capital requirements, or it will seek a joint venture partner to assist with the Ryan Lode project. There can be no assurance that a joint venture partner will be obtained or that funds for these purposes will be available.

JUNIPER PROPERTY

     In February 1995, the Company located 104 state of Alaska prospecting sites on approximately 16,131 acres located 30 miles northeast of Fairbanks, Alaska. This property covers rocks of the Chatanika Terrane, the same as those hosting the True North deposit 15 miles to the southwest. In addition, the property lies along the same, northeast-trending structural linear which intersects both the True North and Ryan Lode gold deposits. There is little evidence of historical prospecting in the area, largely because of the thick cover of wind-blown silt and clay which masks the underlying geology and would effectively hide any bedrock mineralization. However, minor placer gold mining activity is evident in a number of streams which drain the area.

     During 1995, the Company carried out initial exploration efforts on this property, including geochemical sampling, the results of which suggested that further exploration was warranted. In 1996, the Company continued its exploration effort with additional geologic mapping and soil sampling, and converted the prospecting sites into 405 state claims. The fourth quarter of 1996 cost of conversion amounted to approximately $78,000. During 1997, detailed soil sampling, geologic mapping, and possibly trenching will be undertaken.

TWIN BUTTES PROPERTY

     During April 1996, the Company executed a five-year agreement with the University of Alaska to explore its 12,640-acre Twin Buttes property. Subsequently, the Company paid $30,000 for an exclusive development and mining lease. The property is located 28 miles northeast of Fairbanks, Alaska, adjoining the south side of the Company's Juniper property. The property is underlain by the same rocks as the Juniper property and has similar potential to host gold mineralization.

     A geochemical sampling program including 297 rock, soil, stream sediment, and pan concentrate samples, was undertaken during the 1996 exploration season.
 Eight percent of these samples had detectable gold, generally in the range of 5ppb to 50ppb. Although these anomalies are weak, there is extensive overburden cover which could mask the expression of buried mineralization. Additional sampling is required before any definite conclusion may be reached concerning the mineral potential of this property.

     The budgeted 1997 program includes approximately 1,200 soil samples which will be collected using a track-mounted power auger. This ensures that samples are collected from just above bedrock and beneath the wind-blown sediment. The discovery of a significant anomaly will generate the need to follow-up trenching to bedrock to disclose the source.

LUCKY GULCH PROPERTY

     During July 1996, the Company acquired 12 claims comprising the Lucky Gulch property. The property contains approximately 230 acres located in the Denali Mining District on Lucky Gulch, a tributary of Valdez Creek, Alaska, approximately 115 miles south of Fairbanks. The Lucky Gulch property has a significant lode gold potential, as indicated by the subsequent production from placer gold operations in creeks draining the area.

     The property was acquired for an initial $10,000 non-refundable payment with annual advance minimum royalty payments of $7,500 the first year, escalating to $15,000 the fourth year and thereafter. The Company has satisfied the requirement to spend $20,000 on exploration in 1996. Annual exploration expenditures of $50,000 are required for subsequent years. The agreement calls for a sliding scale net smelter royalty between 1 and 7%, based on profitability and the price of gold.

     The 1997 exploration program on this property is budgeted at $50,000. The program includes geological mapping to more clearly define the lithology, structure, and possible bedrock source of placer gold in the creek. The program will also include soil geochemical sampling, followed by up to 2,000 feet of trenching and several hundred feet of reverse circulation drilling.

DISCOVERY PROPERTY

     On May 24, 1996, the Company, through its wholly-owned subsidiary, Ryan Lode Mines, Inc., entered into a letter agreement with Mrs. Helen Warner for an option on approximately 3,000 acres known as Discovery Gulch (the Discovery, Deadwood and Tom group of claims) in the Circle Mining District near the small town of Central, Alaska. The property is on Deadwood Creek, approximately 125 miles northeast of Fairbanks. A formal agreement is to be executed on or before December 1, 1997.

     The Company paid $15,000 for an exploration lease. Annual payments of $10,000 are required upon each of the two succeeding anniversary dates. Subsequent annual payments, beginning with the third anniversary date, will be $35,000. The property is subject to a 2% net smelter return royalty payment. The Company will have a vested interest in the property upon a $300, 000 cash payment to be made to Warner at the Company's option within one year after completion of a positive feasibility study. Minimum exploration requirements for 1997 and 1998 are $30,000 and $35,000, respectively. During the fourth exploration season, the minimum increases to $100,000 with an additional $50,000 increase annually thereafter.

     The Company completed a $25,000 exploration program during 1996. This effort included geological mapping, soil sampling, and trenching. A number of samples returned anomalous gold values that confirm results of previous exploration by others. The anomalies appear to be associated with a granitic intrusion that occurs on the property. Placer gold production from the surrounding creeks is further indication that this is an area with lode gold potential.

ISSUES AFFECTING MINING OPERATIONS IN ALASKA

     Climate

     The climate in the Fairbanks area is variable. The record low temperature of -54 degrees Celsius (-66F) and a record summer high of 37 degrees Celsius
(99F). The mean annual temperature is -3 degrees Celsius (26.5F). The average temperature for the months of April through September is 10 degrees Celsius (50.1F), the average temperature for the months of October through March is -16 degrees Celsius (2.75F). Temperature rises above 22 degrees Celsius (70F) 51 days per year and drops below freezing 225 days per year. The rivers in the region begin to freeze in October and thaw in May. Average annual precipitation in Fairbanks is approximately 12 inches, which includes an average snowfall of
69.3 inches. Mining operations can be conducted in the region throughout most of the year, although exploration is restricted during the winter.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL CONSIDERATIONS

     There are extensive federal and state laws designed to conserve and prevent the degradation of the environment. These laws and regulations require obtaining various permits before undertaking certain exploration and development activities and may result in significant delays, substantial costs, and the alteration of proposed operating plans. These requirements also necessitate significant capital outlays and may result in liability to the owner of the property for damages that may result from specific operations, all of which may materially and adversely affect the business of the Company and the financial results of its operations.

     The Company believes that it is in material compliance with applicable environmental regulations.

     Ryan Lode

     The Ryan Lode property is located eight miles west of Fairbanks, Alaska, and 0.5 miles from rural homes. The Company initiated baseline environmental monitoring for the project in 1993, including air quality, surface water quality, ground water quality, geohydrology, biological inventory, and acid base accounting. The Company plans to expand these programs as well as to initiate noise level monitoring and vibrations testing. These activities will support environmental permitting activities which will commence with the development of an operating plan.

     The Company expects that obtaining required permits for proposed activities on the Ryan Lode property may be adversely affected because of its location eight miles from the city of Fairbanks and approximately one-half mile from rural homes, which exposes the Company's proposed activities to greater public interest and scrutiny and increases the potential adverse impacts on humans resulting from the use, storage, or discharge of hazardous materials. The Company expects that it may be required to complete an environmental impact statement and be involved in a protracted process with applicable permitting agencies and the public in obtaining required permits. There can be no assurances respecting the time involved to obtain required permits, restrictions on operations that may be imposed as a condition to obtaining such permits, or
when production could commence.   Further, there can be no assurance that the
Company will not have to alter its plans in response to government review or public comment, which could adversely affect the financial return to the Company from its proposed activities. La Teko will be required to demonstrate substantial financial responsibility through bonding, deposits, or other means acceptable to governing agencies before resuming operations at Ryan Lode.

     True North

     The True North property is located in a relatively uninhabited area and therefore should not be subject to stringent nuisance factors such as light, noise, dust, and visibility considerations in receiving permits. The Cyprus/Amax Gold, Inc., Fort Knox property, located in close proximity to True North has been issued permits to commence production without the necessity of providing a full environmental impact statement. Production facilities have been completed and the project poured its first gold in December 1996. Newmont, as the operator of the True North project, will have the responsibility of permitting the True North project. There can be no assurance that Newmont will continue with development of the True North project or that it will be able to obtain permits without substantial delays and/or extensive expense.

     Other Regulation

     The mining and exploration operations of La Teko are also subject to both federal and state laws and regulations pertaining to employee health and safety. STATE OF ALASKA MINING LICENSE TAX, PRODUCTION ROYALTY, AND CLAIM RENTAL

     The State of Alaska levies a mining license tax based on net income reported to the federal government and royalties from Alaska mining property at the following rates: there is no tax on taxable income under $40,000; however, if taxable income exceeds $40,000 and is less than $50,000, the tax is 3% of the total taxable income; $50,001 to $100,000 - $1,500 plus 5% of excess over $50,000; $100,001 or over - $4,000 plus 7% of excess over $100,000. The State of Alaska also charges a production royalty of 3% of net income on state mining claims. An annual rental fee must be paid to the State of Alaska for each state claim or fraction thereof. The rent is $20 per claim for the first five years held; $40 per claim for the second five year held; and $100 per year per claim thereafter. Claims staked before 1989 are considered to be staked in 1989 for the purpose of this law.

MARGARITA PROPERTY

     The Margarita property consists of 36 unpatented federal lode mining claims totaling approximately 700 acres. The property is located approximately 75 miles south of Tucson, Arizona, in the Oro Blanco Mining District, approximately three miles from the Mexican border. The property can be reached by traveling 20 miles east from Arivaca on a graded county road The Company's purchase agreement calls for a 3% net smelter return royalty. In addition, prior lessees will receive a 10% net profit interest on the first 20,000 ounces of Gold production and 15% thereafter.

     During January 1996, the Company completed 14 holes comprising 4,040 feet of reverse circulation drilling on the Margarita property at an estimated cost of $67,500. This program did not increase the previously estimated 30,000 ounce resource.

     During January 1997, the Company executed a letter agreement with Oro Blanco Resources Corp. whereby Oro Blanco has an exclusive, three-year option to explore the Margarita property. During this period, Oro Blanco must complete $500,000 in exploration and issue 125,000 shares of common stock to La Teko, according to the following schedule.

            COMMON STOCK      EXPLORATION
             TO LA TEKO      EXPENDITURES
           -------------     ------------

Year 1     25,000 shares     $100,000
Year 2     50,000 shares     $200,000
Year 3     50,000 shares     $200,000


At the end of the option period, Oro Blanco can acquire a 100% interest in the Margarita property by paying the Company $100,000 in cash. The Company retains a 1% net smelter return production royalty. Minimum annual royalties are payable $50,000 on the fourth anniversary date, $75,000 on the fifth anniversary date, and $100,000 on the sixth and subsequent anniversaries. Advance minimum royalties will be applied against net smelter royalties during the life of the mine.

FREEGOLD INTERESTS

     On July 19, 1994, La Teko entered into an agreement with International Freegold Mineral Development, Inc., respecting the acquisition of Freegold stock. Pursuant to the agreement, La Teko acquired 750,000 shares of Freegold common stock for $231,069 in July 1994 and a further 750,000 shares for $269,844 in July 1996, for a total of 1.5 million shares for $500,913.

     La Teko continues to own 1.5 million shares of Freegold constituting approximately 9% of the issued and outstanding stock of Freegold, which had a current market value as of December 31, 1996, of $780,000, based on the closing sales price for such stock as of such date on the Vancouver Stock Exchange, converted to U.S. dollars. Because of the nature of the limited trading market for Freegold stock, there can be no assurance that the Company would be able to liquidate its position readily or without a loss if it should desire to do so. (See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.")

LIMITED TITLE TO UNPATENTED MINING CLAIMS

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

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company. No legal proceedings have been threatened or, to the best of the Company's knowledge, are contemplated, by any governmental authorities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last quarter of 1996 no matters were submitted to the stockholders for approval.

--------------------------------------------------------------------------
                                    PART II.
--------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares are traded on the Vancouver Stock Exchange ("VSE") under the symbol "LAO" and are included on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "LAORF." The high and low closing sales prices for the quarterly periods indicated on the VSE are as follows:

                       VANCOUVER STOCK EXCHANGE SALES PRICES

                      CANADIAN DOLLAR           U.S. DOLLAR*
                      ---------------          --------------
                      LOW        HIGH          LOW       HIGH
1995                ------      ------        ------    ------
   1st quarter      $ 3.10      $ 3.90        $ 2.22    $ 2.79
   2nd quarter        2.95        3.50          2.15      2.55
   3rd quarter        2.35        3.15          1.75      2.35
   4th quarter        2.00        4.00          1.47      2.93

1996
  1st quarter       $ 2.61      $ 5.00        $ 1.91    $ 3.65
  2nd quarter         3.00        4.50          2.20      3.30
  3rd quarter         2.75        3.95          2.04      2.93
  4th quarter         2.45        3.45          1.81      2.52



   *Prices converted to U.S. dollars at the approximate exchange rates prevailing during the individual quarter.

     The high and low closing sales prices for the Company's common stock as quoted on the Nasdaq Stock Market for the quarterly periods indicated are as follows:

                         NASDAQ STOCK MARKET SALES PRICES

                      CANADIAN DOLLAR           U.S. DOLLAR*
                      ---------------          --------------
                      LOW        HIGH          LOW       HIGH
1995                ------      ------        ------    ------
   1st quarter      $ 3.07      $ 4.02        $ 2.19    $ 2.88
   2nd quarter        3.09        3.51          2.25      2.56
   3rd quarter        2.35        3.27          1.75      2.44
   4th quarter        1.88        3.29          1.38      2.41




1996
  1st quarter       $ 2.66      $ 4.71        $ 1.94    $ 3.44
  2nd quarter         3.31        4.55          2.41      3.31
  3rd quarter         2.91        4.13          2.16      3.06
  4th quarter         2.54        3.46          1.88      2.56

   *Quotations converted to Canadian dollars at the approximate exchange rates prevailing during the individual quarter.

     As of March 7, 1997, there were 480 United States stockholders of record holding 22,362,026 common shares, or approximately 94% of the shares issued and outstanding, and 124 Canadian stockholders of record holding 1,339,323 shares, or approximately 6% of the shares outstanding.


DIVIDEND POLICY

     The Company has never paid cash dividends on the Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to continue a policy of using retained earnings primarily for the expansion of its business.


EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

     There are no governmental laws, decrees or regulations in Canada relating to restrictions on the import of capital affecting the remittance of interest, dividends or other payments to non-resident holders of the Company's shares. Any such remittances to United States residents, however, are subject to a 15% withholding tax pursuant to Article X of the reciprocal tax treaty between Canada and the United States.

     Except as provided in the Investment Canada Act (the "Act"), there are no limitations under the laws of Canada, the Province of British Columbia or in the charter or any other constituent documents of the Company on the right of foreigners to hold and/or vote the shares of the Company.

     The Act requires a non-Canadian making an investment to acquire control of a Canadian business, the gross assets of which exceed certain defined threshold levels, to file an application for review with Investment Canada, the federal agency created by the Act.

     As a result of the Canada-U.S. Free Trade Agreement, the Act was amended in January, 1989 to provide distinct threshold levels for Americans who acquire control of a Canadian business. The threshold levels for Americans were gradually raised until 1992.

     A Canadian business is defined in the Act as a business carried on in Canada that has a place of business in Canada, an individual or individuals in Canada who are employed or self-employed in connection with the business, and assets in Canada used in carrying on the business.

     An American, as defined in the Act, includes: an individual who is an American national or a lawful permanent resident of the U.S.; a government or government agency of the U.S.; an American-controlled entity, corporation or limited partnership; and a corporation, limited partnership or trust of which two-thirds of its board of directors, general partners or trustees, as the case may be, are non-Canadians or Americans.

     Review by Investment Canada is required when investments by Americans for direct acquisition of control exceeds $150 million.

     For purposes of the Act, "direct acquisition" of control means a purchase of the voting interests of a corporation, partnership, joint venture or trust carrying on a Canadian business, or any purchase of all or substantially all of the assets used in carrying on a Canadian business.

     A non-Canadian is prohibited from implementing an investment reviewable under the Act unless the investment has been reviewed and the Minister responsible for Investment Canada is satisfied or is deemed to be satisfied that the investment is likely to be of net benefit to Canada. If the Minister is not satisfied that the investment is likely to be a net benefit to Canada, the non-Canadian shall not implement the investment or, if the investment has been implemented, shall divest himself of control of the business that is the subject of the investment.

     A non-Canadian or American making an investment to establish a new Canadian business or an investment to acquire control of a Canadian business which investment is not subject to review under the Act must notify Investment Canada, within prescribed time limits, of such investments.

TAXATION

     Generally, dividends paid by Canadian corporations to non-resident shareholders are subject to a withholding tax of 25% of the gross amount of such dividends. However, Article X of the reciprocal tax treaty between Canada and the United States reduces to 15% the withholding tax on the gross amount of dividends paid to residents of the United States. A further 5% reduction in the withholding tax rate on the gross amount of dividends is applicable when a U.S. corporation owns at least 10% of the voting stock of the Canadian corporation paying the dividends. Prior to the redemption of its convertible debentures, the Company withheld income taxes at applicable rates and forwarded said amounts to Revenue Canada in accordance with regulations applicable to non-resident security holders receiving interest/dividends from a Canadian corporation.

DISPOSITION OF SHARES BY NON-RESIDENTS OF CANADA

     A non-resident who holds shares of the Company as capital property will not be subject to tax on capital gains realized on the disposition of such shares unless such shares are "taxable Canadian property" within the meaning of the Income Tax Act (Canada) and no relief is afforded under any applicable tax treaty. The shares of the Company would be taxable Canadian property of a non-resident if at any time during the five-year period immediately preceding a disposition by the non-resident of such shares not less than 25% of the issued shares of any class of the Company belonged to the non-resident, to persons with whom the non-resident did not deal at arm's length, or to the non-resident and any person with whom the non-resident did not deal at arm's length.

RECENT SALES OF UNREGISTERED SECURITIES

   During 1996, the year covered by this report, the Company did not sell any securities that were not registered under the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto.
                                      YEARS ENDED DECEMBER 31,
                         --------------------------------------------------
                         1996        1995       1994       1993        1992
                         ----        ----       ----       ----        ----
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF
OPERATIONS DATA:
Operating revenue      $   --     $   --     $    --    $     --    $    --
before expenses........
Income (loss) from
operations.............(1,493)    (1,200)     (1,228)     (1,389)      (935)
Net income (loss)......   956       (365)     (1,370)     (1,559)      (935)
Income (loss) per
common share...........   .04       (.02)       (.06)       (.08)     (0.06)

BALANCE SHEET DATA:
Total assets..........$14,491    $13,871     $13,124     $12,111    $ 7,140
Long-term debt.........    --        360       1,073       1,068         --
Cash dividends per         --         --          --          --         --
common share...........
Accumulated deficit...$(4,294)   $(5,249)    $(4,884)    $(3,515)   $(6,240)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Commencing in 1990, the Company discontinued mining operations at the Ryan Lode and embarked upon an extensive exploration program to further delineate the extent of mineral reserves. The Company has had no income from sales of mineral product since 1990 and will continue to sustain exploration, general and administrative and mine property expenses through 1997 without income from operations. The Company has provided for recent years' operations primarily from the receipt of funds from Newmont pursuant to the True North JV Agreement and the cash proceeds from issuance of common stock. It is anticipated that cash currently on hand, including the $2.5 million received from Newmont on December 30, 1996, is sufficient to cover anticipated 1997 expenditures.

CURRENCY EXCHANGE RATES

     All dollar amounts included in the Company's financial statements and related discussion are in US dollars, except where noted otherwise as Canadian dollars (CAN). In accordance with SFAS No. 52, Foreign Currency Translation, any prior period adjustments resulting from transaction of Canadian dollars into US dollars have been accumulated and reported as a separate component of shareholders' equity. Prior to 1990, purchases of balance sheet items were translated at year-end exchange rates except as pertaining to certain asset acquisitions wherein exchange rates on specific dates of acquisition were used.
 Subsequently, all financial transactions have been reported in US dollars and Canadian transactions translated at exchange rates prevailing on specific transaction dates. Any effects of conversion of Canadian dollars to US dollars related to either current or prior period financial statements are insignificant.

     The following table sets forth the exchange rates utilized for converting one Canadian dollar to one U.S. dollar for the past five years.

                      EXCHANGE RATE
 ---------------------------------------------------
                                              YEAR-
 YEAR      AVERAGE     HIGH        LOW         END
------     -------    ------     ------      ------

 1992      0.8274     0.8771     0.7729      0.7868
 1993      0.7754     0.8052     0.7442      0.7567
 1994      0.7325     0.7631     0.7105      0.7135
 1995      0.7282     0.7514     0.7035      0.7334
 1996      0.7365     0.7515     0.7234      0.7297


RESULTS OF OPERATIONS

     Income

     As noted above, the Company has not received operating revenues during any of the last three years.

     Expenses

     During 1996, the Company expended approximately $304,900 for capitalized costs associated with the exploration and development of its mineral properties as further discussed in the statement of cash flows and Note 2 of the accompanying Notes to Consolidated Financial Statements.

     Operating and mine maintenance expenses increased 82.3% to $276,000 for 1996 as compared to $151,000 in 1995, and decreased 35.5% in 1995 from $234,000 in 1994. The variations between 1996 and 1995 were due principally to changes in salaries, wages and employee benefits and contract services, primarily related to the level of environmental compliance and reclamation efforts associated with the Ryan Lode Mine and its spent heap-leach pads.

     New prospect evaluation expenses increased 51.4% to $56,000 for 1996 as compared to $37,000 in 1995, reflecting the Company's increased activities in seeking new exploration prospects. The Company had no similar expenditures in 1994.

     General and administrative expenses, including corporate and project overhead, increased 41.8% to $956,000 for 1996 as compared to $675,000 in 1995, and decreased immaterially in 1995 from $695,000 in 1994. The I996 increase was primarily the result of increases in salaries and wages and related 1996 employee benefits expense, compensatory stock option expense, and consulting fees. The Company recognizes compensatory expense on the issuance of director and employee stock options in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." Generally, stock options are issued at an exercise price approximately 15% under the current market price on the date of the grant as authorized by the Vancouver Stock Exchange. Compensatory stock option expense for officers, directors, and employees during 1996 exceeded 1995 by approximately $124,000. Director fees for 1996 were $19,800 compared with $13,500 for 1995. Consulting fees of $105,922 increased approximately $81,000 over 1995 expenses as a result of consulting arrangements initiated in connection with an evaluation of the Company and its gold resources to guide the directors in long range strategic planning for the Company.

     Depreciation was approximately equal for each of the last three years as the Company had no significant changes in depreciable property.

     Royalty and lease expenses decreased 47.7% to $150,000 for 1996 as compared to $287,000 in 1995, and increased 18.9% in 1995 from $241,000 in 1994. Royalty expense for 1996 consisted only of its annual minimum royalty payment on the Ryan Lode Mine inasmuch as minimum royalties associated with the True North properties were assumed by Newmont under the JV Agreement. In 1994 and until June 1995, the Company paid minimum royalties on its Ryan Lode and True North properties. True North minimum royalties payable after entering into the joint venture with Newmont in June 1995 have been paid by Newmont.

     Other Income

     Gain on sale of mineral property increased 76.9% to $2,447,000 for 1996 as compared to $1,383,000 in 1995. As a result of the $2,500,000 cash receipt from Newmont in 1996, the Company reported a gain of $2,447,248 from the disposition of an interest in its True North property. During 1995, the Company recorded a gain of $1,383,436 applicable to the 1995 receipt of $3.5 million from Newmont.
 Accordingly, total gain to date is $3,830,684. The Company will receive no further cash payments from Newmont under the JV Agreement.

     The Company had no abandonment of mineral property in 1996, while it reported $454,000 in 1995 relating to the abandonment of a claim group adjacent to the Company's Ryan Lode property.

     As a result of net operating losses carried forward for income tax reporting purposes, except as pertaining to nominal alternative minimum taxes, the Company will pay no corporate income tax on income reported from the proceeds received from Newmont.

     Net Income (Loss)

     Net income increased to $955,000, or $0.04 per issued and outstanding share, for 1996 as compared to losses of $365,000 in 1995 and $1,370,000 in 1994. Fully diluted earnings per share were not materially lower than primary earnings per share during 1996.


LIQUIDITY AND CAPITAL RESOURCES

     During 1996, the Company relied principally on net cash provided from investing activities, namely the sale of a 65% interest in its True North property to Newmont under the JV Agreement, to fund its cash requirements for general and administrative costs, ongoing exploration and development projects, and redemption of outstanding debentures. During 1995, cash provided from payments from Newmont was supplemented by cash from the sale of securities to fund operations, and in 1994 the Company relied exclusively on cash from the sale of securities to fund operations. The Company will receive no further cash payments from Newmont under the JV Agreement.

     With no revenue generating operations, operating activities used net cash of $1,254,000 during 1996, a 7.3% increase over $1,155,000 used in 1995, which was a 13.8% decrease from net cash of $1,340,000 used in 1994. During 1996, the Company's $956,000 net profit was impacted by $2,500,000 cash received from Newmont resulting in a $2,447,000 gain on sale of the True North interest discussed as an investment activity below and non-cash expenses of $188,000 for compensatory stock options and $55,000 for depreciation. In 1995, the Company's $365,000 net loss was impacted by Newmont's payment of $3,500,000 resulting in a $1,383,000 gain relating to the True North transaction and non-cash expenses of $454,000 abandonment loss related to the Mohawk claims near the Ryan Lode, $64,000 in compensatory stock options and $51,000 in depreciation. In 1994, the $1,370,000 loss included non-cash expenses of $57,000 in depreciation and $44,000 in compensatory stock options.

     Investing activities provided net cash of $1,762,000 in 1996, a 39.4% decrease as compared to the $2,906,000 provided from such activities in 1995. In each year, the largest component of this item is the receipt of $2,500,000 and $3,500,000 in 1996 and 1995, respectively, from Newmont related to the sale by the Company of an undivided 65% interest in the True North property. The Company will receive no further cash payments from Newmont under the JV Agreement. The Company invested $413,000 in mineral properties and exploration costs during 1996, associated with the Ryan Lode as well as other early stage exploration prospects acquired during the year. During 1995, the Company invested $595,000 in mineral properties and exploration costs, principally associated with the True North property before such costs were assumed by
Newmont in June 1995 under the JV Agreement.   (See Note 2 to Consolidated
Financial Statements.) During 1994 the Company invested $2,050,000 in mineral properties and exploration costs, consisting of $1,642,000 and $417,000 for the True North and Ryan Lode properties, respectively.

     Financing activities used net cash of $478,000 in 1996, as $700,000 used to redeem outstanding debentures exceeded the $222,000 in proceeds received from the issuance of common stock on the exercise of options. During 1995, financing activities provided net cash of $946,000, principally from the sale of common stock. In 1994, financing activities provided net cash of $2,441,000, consisting mainly of 2,477,000 in net proceeds from the sale of common stock.
In both 1995 and 1994, proceeds from debt financing were approximately equal to principal reductions. Subsequent to December 31, 1996, the Company redeemed all $373,000 in remaining debentures outstanding at December 31, 1996.

     On December 31, 1996, the Company had working capital of $2,697,000, which the Company believes is sufficient to meet the Company's anticipated expenditures for 1997 as discussed below.

     As noted above, the Company will receive no further cash payments from Newmont under the True North JV Agreement and has no operating revenue. Therefore, the Company will be dependent on its existing capital resources to meet budgeted expenditures. Beyond 1997, the Company may require additional capital before initiating production on the Ryan Lode property, providing a portion of the capital that may be required for large scale production at the True North property, or undertaking significant other exploration of other activities. In order to meet such long-term needs, it will be necessary to obtain required capital from the sale of securities, possible new joint venture or similar arrangements, project financing or other sources. There can be no assurance that any required additional funds will be available or can be obtained on terms favorable to the Company.

     The Company has outstanding options exercisable during 1997 to purchase an aggregate of 1,084,000 shares of common stock at an average exercise price of $1.82 per share, for a total of $1,967,900, but cannot predict whether any material number of such options will be exercised.


PROJECTED 1997 REQUIREMENTS

     During 1997, the Company has budgeted approximately $1,998,000 in capital to fund the continuation of permitting and reclamation activities at the Ryan Lode mine and related royalty payments, continue with the True North project under joint venture with Newmont, undertake initial exploration of its other prospects and make related minimum royalty and other property payments, evaluate and perhaps acquire other potential prospects, retire $373,000 in convertible debentures, and meet other ongoing operating expenses.

     Ryan Lode

     The Company has budgeted $500,000 during 1997 for operating, mine maintenance, and royalty expenses associated with the Ryan Lode, including the continuation of baseline environmental studies, permitting and environmental compliance and reclamation efforts associated with the spent heap-leach pads.

     In the near term, the Company plans to determine whether to develop the Ryan Lode property as a gold mine, to joint venture or sell the project to another mining company, or to complete the reclamation program on the property without further production. Should a development option be chosen, the Company will immediately commence the permitting application process and begin detailed drilling and engineering studies leading to a feasibility study. However, the Company has not completed any arrangement with an industry or financial partner to place the Ryan Lode project into production, and there can be no assurance that a suitable partner will be available to assist with the development of the Ryan Lode property.

     La Teko does not now have the necessary capital to place the Ryan Lode into production. The Company will rely principally on the sales of securities and debt financing or the procurement of an industry or financial joint-venture partner to meet its future Ryan Lode capital requirements. There is no assurance that funds for these purposes will be available or that a suitable partner will be found. Future sale of additional securities could result in dilution of the financial interest of existing shareholders.

     True North

     The Company anticipates that Newmont will continue to expand the True North property through additional staking or leases or options with third parties, which will require the Company to reimburse Newmont the Company's 35% proportionate share of related costs. In addition, the Company will continue to monitor Newmont's exploration activities to assist the Company in evaluating its long-range participation on the project, including the feasibility of placing the property into production, possible costs, and sources of project funding should the nature and extent of the project exceed Newmont's obligation to provide the first $21,000,000 in funding as discussed above and in future years
require the Company to bear its share of additional costs.   (See "ITEM 2.
PROPERTIES.")   The Company has budgeted approximately $50,000 during 1997 for the foregoing.

     Newmont has advised of its intent to continue with the True North Joint Venture and that it is planning substantial additional exploration and development work during 1997. However, decisions by Newmont respecting its True North activities are beyond the ability of the Company to predict or control. Newmont's decisions may be affected by the results of its exploration and development work to date or to other external factors impacting Newmont that are only remotely related to the True North property or its potential. Accordingly, the Company has no guarantee that Newmont will continue. In the event of termination by Newmont, the Company will reacquire, at no cost, Newmont's 65% interest in the True North project, including subsequently-acquired acreage, together with all exploration data, and the Company will then become obligated for the continuing carrying costs and expenses of the True North project.

     As discussed in "ITEM 2. PROPERTIES", Newmont advised La Teko of its intent to delay the completion of a feasibility study pending continued exploration and development drilling designed to delineate the full potential of the True North project. Development drilling, outside of the confines of the Hindenburg/Shepard current reserve area will be at Newmont's sole expense and not considered as credits towards its $18 million obligation required to place the True North property into production. Newmont represents that it has expended funds in excess of its required $3 million commitment for 1995 and 1996. Such excess expenditures will apply towards the remaining $18 million development commitment.

     La Teko does not have an obligation to contribute towards the True North project until such time as Newmont has expended $27 million for acquisition and development costs and completed a feasibility study which recommends placing the True North property into production. If the True North project were to substantially increase in size so as to require capital investment in excess of the $18 million budgeted by Newmont for the installation of production facilities, La Teko could be called upon to fund its 35% share and/or sustain a dilution in the project in the event it were unable to contribute the required capital.

     If Newmont determines that the results of the feasibility study do not warrant development of the True North property, then Newmont will be deemed to have elected to terminate the joint venture and will re-convey the 65% interest in the True North property, which was deeded to Newmont upon payment of the initial $2.5 million at the inception of the joint venture, with no required reimbursement of monies paid to La Teko or expended on the property. If Newmont determines, in its sole discretion, that the results of the feasibility study warrant development of the True North property, then the joint venture will proceed with development and the initiation of production pursuant to the terms of the joint-venture agreement.

     In the event the Company regains control of the True North property as a result of Newmont's election not to continue, the Company would pursue other alternatives for further exploration and development of the project and, if warranted, placing it into production, and for obtaining the necessary funds to do so through the sale of securities, other arrangements with third parties, project financing or other alternatives that may then be available. In the event such circumstances arise, there can be no assurance that La Teko will obtain a satisfactory joint-venture partner or be in a position to acquire the funds necessary for continued development of the property or the acquisition of production facilities.

     Prospect Exploration and Evaluation

     During 1997, the Company estimates that it will spend up to $350,000 in preliminary geological, geophysical and other exploration of its Juniper, Twin Buttes, Lucky Gulch, and Discovery prospects and related property payments. The Company also will continue its efforts to expand its mineral property base during 1997. The amount spent on any single existing or potential prospect will vary, depending on the results of initial work, estimated potential and other factors.

     Other Operating Expenses

     The Company has budgeted approximately $725,000 for ongoing corporate and project general and administrative expenses.

COMMITMENTS AND CONTINGENCIES

     Operations are subject to certain lease and royalty obligations as described in "ITEM 2. PROPERTIES" and in Note 2 of the Notes to Consolidated Financial Statements.

     The Company carries insurance against property damage including insurance on its machinery and equipment and motor vehicles and also comprehensive general liability and liability policies applicable to motor vehicles. The Company has elected not to insure against business interruption.

     The Company cannot insure for environmental pollution and has elected not to insure for mine cave-in's, mine flooding, earthquake and other possible natural hazards consistent with industry practice. La Teko may in the future be exposed to contingencies relating to the foregoing or liabilities that may arise under the governmental regulations relating to the environment as discussed in "ITEM 2. PROPERTIES: Government Regulation and Environmental Considerations."
 The Company is not aware of any existing material contingencies respecting compliance of its previous activities with environmental requirements.

     The Company has implemented procedures to minimize the possibility of chemical spills, especially in its drilling and heap-leaching operations and utilizes a special patented process in the neutralization of cyanide and other chemical solutions prior to disseminating liquids from its retention ponds into the environment.

CHANGING PRICES, CURRENCY EXCHANGE RATES, AND INFLATION

     The value of the Company's properties and its proposed operations have been and will continue to be affected generally by changes in gold prices. The Company's ability to obtain exploration capital through joint ventures or other arrangements with other mining firms and attract additional capital, if required, through the sale of securities or borrowings on attractive terms are also affected by gold prices. Such prices are subject to substantial fluctuations that are beyond the ability of the Company to control or predict.

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's operations. Similarly, the Company's operations, all of which except for its executive offices are located in the United States, are not materially affected by fluctuations in the exchange rate between Canadian and US dollars.

OTHER

     The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have any significant effects on current or future operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LA TEKO RESOURCES LTD.
                                                                Page
Independent Auditors' Report..............................      F-1

Consolidated Financial Statements

Consolidated Balance Sheets, December 31, 1996
     and 1995.............................................      F-2
Consolidated Statements of Operations for the Years
    Ended December 31, 1996, 1995 and 1994................      F-3
Consolidated Statements of Changes in Shareholders
     Equity for the Years Ended December 31, 1996, 1995
     and 1994.............................................      F-4
Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1996, 1995 and 1994...............      F-5
Notes to Consolidated Financial Statements................      F-6

     The financial statements of the Company include the consolidated operations of La Teko Resources Ltd., a Canadian corporation, together with its wholly owned subsidiaries La Teko Resources, Inc., a Nevada corporation, and Ryan Lode Mines, Inc., an Alaska corporation.

     Differences exist between United States and Canadian generally accepted accounting principles for a company exploring for natural resources, related primarily to the treatment of deferred exploration costs as differentiated from administrative and finance costs. Certain administrative and finance costs related to exploration are capitalized in Canada, whereas, in the U.S., these costs are charged to operations as incurred each year. Amounts which may have been capitalized in accordance with generally accepted accounting principles in Canada have been nominal and inasmuch as the Company adheres to U.S. generally accepted accounting principles, the Company has charged all administrative and finance costs to operations since 1986. There are no material differences relative to application of accounting principles.

     Under U.S. generally accepted accounting principles, the computation of primary earnings per share considers the weighted average number of shares outstanding during the year, plus common stock equivalents such as common stock options. This method requires that primary earnings per share be computed as if stock options were exercised at the beginning of the year (or at the time of issuance, if later), and as if the funds obtained thereby were used to purchase common stock of the Company at its average market price during the year. Fully diluted earnings per share shows the effect on earnings per share which would result if the proceeds from the exercise of common stock options were used to purchase the Company's common stock at its market price at the end of the year.
 Earnings (loss) per share have been computed in accordance with the foregoing procedures.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None
--------------------------------------------------------------------------
                                   PART III.
--------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a listing of the current directors and officers of the
Company:

       NAME             AGE               POSITION HELD
-----------------      -----    ------------------------------------------

Gerald G. Carlson       51      President, Treasurer and Director
                                (chief executive and financial
                                officer)
Robert W. Gentry        49      Director
Gordon Fretwell         43      Secretary and Director
John R. Hardesty        56      Director
John S. Auston          59      Director
Douglas R. Beaumont     64      Director

     Directors have been elected to serve until the next general meeting of shareholders to be held on June 6, 1997. Directors are elected annually and serve for a period of one year and until their successors are elected and qualified. Based upon Canadian corporate regulatory provisions, a majority of the Company's directors must be Canadian residents. The officers serve at the pleasure of the board of directors.

BUSINESS BIOGRAPHIES

    Officers and Directors

GERALD G. CARLSON, PH.D., P. ENG. has been involved in mineral exploration and junior exploration company management for over 25 years. Mr. Carlson's educational background includes the following degrees: B.A. Sc. 1969 from the University of Toronto; M.Sc 1974 from Michigan Technological University and Ph.
D. 1978 from Dartmouth College, New Hampshire. He is past president of ConSil Corp. (June 1995 to November 1996), past vice president, exploration, for Dentonia Resources Ltd. (February 1994 to May 1995). Both positions included management of exploration activities in Mexico and the Northwest Territories.
He became a director of La Teko on December 2, 1996, and continues to serve as a member of the board of directors of Dentonia Resources Ltd.

ROBERT W. GENTRY has held several key positions with the Ford Bank Group from 1982 through 1992 including that of senior vice president, First National Bank, Lubbock, Texas (July 1991 to May 1992), president/CEO of United National Bank of Denton, Texas (December 1987 to July 1991), president/CEO of First National Bank of Borger, Texas (June 1985 to January 1986), organizing president of United National Bank of Dallas, Texas (May 1984 to December 1987), and organizing vice-chairman of Ford Capital, Ltd., Dallas, Texas (January 1986 to May 1992). Mr. Gentry is a graduate of Texas Tech University with a B.A. degree in finance.
Mr. Gentry became a director of La Teko in May 1995 and served as President from February 27, 1996 to December 2, 1996.

GORDON FRETWELL has been engaged for in excess of 15 years in the private practice of law, in the last several years through his own law firm, in Vancouver, British Columbia. Mr. Fretwell specializes in securities and mining law and acts for several public companies engaged in the mineral resource sector. Mr. Fretwell was appointed as a director of the Company on November 24, 1995 and was elected Corporate Secretary on February 27, 1996.

JOHN R. HARDESTY has been for in excess of five years the owner and president of Thermo Dynamics, Inc., Laughlin, Nevada, and Chairman of Electro Dynamics Crystal Corporation, Inc., Overland Park, Kansas. He is a previous owner of Dixson, Inc., Grand Junction, Colorado (January 1988 to March 1995). He is a graduate of Wayne State University with a B.S. degree in business administration, majoring in accounting. He is a non-practicing certified public accountant having been a past audit manager with Ernst & Young, Certified Public Accountants from 1962 through 1968. From 1968 through 1986 he was involved extensively in corporate finance and sales with other business entities. He has been an operations manager with expertise in manufacturing, finance, administration, sales and corporate strategic planning and acquisitions. Mr. Hardesty currently serves as a director of Reno Air, Inc., Reno, Nevada. He became a La Teko director in May 1995.

JOHN S. AUSTON is a geologist with 37 years of diversified world-wide experience in the precious metals, base metals, uranium and coal mining industries in Canada, the United States, and Australia. He was involved for many years in Canadian, U.S., and Australian exploration and mining activities of the Selection Trust Group of London (May 1959 to June 1980) and British Petroleum (June 1980 to September 1992). He is past president and CEO of Granges, Inc. (July 1993 to June 1995) and HyCroft Resources of Vancouver (July 1993 to June
1995). Since August 1996 he has served as director, president and chief executive officer of Ashton Mining of Canada Inc., and May 1996 as a director of Lysander Gold Corporation. Mr. Auston is a graduate of McGill University with the degrees of Bachelor of Science and Master of Science (Applied). He became a director of La Teko on June 5, 1996.

DOUGLAS R. BEAUMONT is a professional engineer. His forty years of mining experience include project development and design and operation of mineral processing plants. Since 1996 he has served as senior vice president - international for Kilborn, SNC - Lavalin, having joined the Kilborne group of companies in 1979, serving as vice president and general manager for Canadian and international operations in Peru, Chile and Brazil. He is currently a director of Crystallex International Corporation. He became a director of La Teko on June 5, 1996.

    Office Administration

D. SPENCER NILSON, an administrative employee of the Company, has been associat-ed with La Teko since January, 1991, is a certified public accountant licensed in the State of Utah and has been engaged in the practice of public accountancy for approximately 42 years. He is a principal shareholder and part-time employee serving as president and general manager of D. Spencer Nilson & Associates, a Salt Lake City based firm of certified public accountants. Mr. Nilson is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

    Consulting Geologist

STUART R. HAVENSTRITE is the project consulting geologist for the Ryan Lode Mine and the Margarita properties. Mr. Havenstrite served as a director of Silver King Mines, Inc., from time to time from 1976 and was its president and chief operating officer from 1987 through 1989. He was the chief geologist of Silver King Mines, Inc., between 1976 and 1987. Mr. Havenstrite was the president and chief operating officer of Alta Gold Co., the successor to Pacific Silver Corporation and Silver King Mines, Inc. from their reorganization in late 1989 through his resignation in 1990.

    Project Manager

RICHARD A. HUGHES is the project manager for the Ryan Lode Mine, a position which he has held since March, 1993. Mr. Hughes was president and mining consultant for BTW Mining & Exploration from 1983 to 1994. From 1988 to 1989, Mr. Hughes was employed by Valdez Creek Mining Company, Inc., as the general manager of a large open-pit placer mining and wash plant operation. Prior to that time, from 1981 to 1987, Mr. Hughes was with ARCO Alaska, Inc., as the quality assurance and safety director at Prudhoe Bay, Alaska. From 1977 to 1981, Mr. Hughes worked with Exxon Minerals Company, where he was the project manager of an underground project in New Mexico and assistant manager of a uranium operation in Wyoming. Mr. Hughes has been employed in the mining industry in various other capacities since 1960. He is a registered professional mining engineer in Alaska and Nevada. Mr. Hughes received a Bachelor of Science degree in Mining Engineering from the University of Nevada in 1960.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon a review of Forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except that Douglas Beaumont failed to timely file the report of his initial ownership after being appointed a director and Gerald Carlson failed to timely file the report of his initial ownership after being appointed an officer and director less than one month late and John Hardesty failed to timely file the report of his initial ownership after being appointed a director less than two days late.


ITEM 11.  EXECUTIVE COMPENSATION

     On February 27, 1996, Robert W. Gentry was elected President, Treasurer and Chief Financial Officer of the Company. He served as president of La Teko until December 2, 1996 and continues to serve as a member of its Board of Directors. Mr. Gentry replaced Jack Lane who served as President, Treasurer and Chief Financial Officer until February 27, 1996.

     Gerald G. Carlson became President, Treasurer and Chief Financial Officer of La Teko and was appointed to the Board of Directors on December 2, 1996. Annual compensation as an employee of the Company is approximately $108,000 per annum.

SUMMARY COMPENSATION

     The following table sets forth the compensation for the preceding three years received by each person who served as the chief executive officer of the Company during 1996 (a "Named Executive Officer"). No executive officer received compensation in excess of $100,000 for any such year.

                                                          LONG TERM COMPENSATION
                                                    ---------------------------------
                             ANNUAL COMPENSATION             AWARDS           PAYOUTS
                     -----------------------------  ---------------------------------
       (A)          (B)      (C)     (D)     (E)      (F)                      (H)        (I)

                    Year                    Other   Restrict   Securities              All Other
                   Ended                   Annual   ed Stock   Underlying      LTIP     Compen-
    Name And        Dec.   Salary   Bonus  Compen-  Award(S)  Options/ SARS  Payouts     Sation
    Principal       31,    ($)(1)    ($)   Sation     ($)         (No.)        ($)        ($)
    Position                                 ($)
--------------------------------------------------------------------------------------------------

Gerald G. Carlson   1996    $8,837    --        --       --   500,000             --   $64,000(2)
President,
 Treasurer, Chief
 Financial
 Officer, and
 Director (CEO
 after 12/96)

Robert W. Gentry    1996     3,100    --        --       --   125,000             --    63,377(2)
Director (CEO
 2/96 to 12/96)

Jack Layne          1996       750    --       --       --         --             --      --
Past director       1995     2,250    --       --       --    200,000(3)          --    30,000(2)
(CEO until 2/96)    1994     2,250    --       --       --    100,000(3)          --    44,000(2)

(1) Includes amounts paid to each Named Executive Officer for services rendered by such Named Executive Officers as directors of the Company.
(2) Other compensation consists of the aggregate amount by which the market price as of the date such options first became exercisable exceeded the exercise price of exercisable options.
(3) Mr. Layne was granted options to purchase 100,000 shares August 17, 1994. Such options were repriced on November 16, 1995, and are reported as grants of options in both 1994 and 1995.

          See below for a discussion of certain terms of options granted to Named Executive Officers. The options granted to Gerald G. Carlson are subject to shareholder approval.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to a Named Executive Officer and each other executive officer of the Company.

                                                                                       POTENTIAL REALIZED VALUE AT
                                                                                      ASSUMED ANNUAL RATES OF Stock
                                 INDIVIDUAL GRANTS                                          Appreciation For
                                                                                               Option Term
    (a)            (b)              (c)             (d)                     (e)                    (f)        (g)
                Number Of        % Of Total      Exercise     Market
                Securities      Options/SARS      Or Base    Price As
                Underlying       Gra   d To        Price      Of Date   Expiration
               Options/SARS   Employees During   ($/Share)   Of Grant      Date        0%($)      5%($)     10%($)
    Name       Granted (#)      Fiscal Year
---------------------------------------------------------------------------------------------------------------------


Gerald G.     200,000                                                    12/10/01      $64,000   $183,905    $328,713
  Carlson     100,000                                                    12/10/02       32,000    105,800     199,292
              100,000                                                    12/10/03       32,000    120,340     237,722
              100,000                                                    12/10/04       32,000    135,607     279,994

              500,000(1)               62.5%    $1.85       $2.17                     $160,000   $545,652  $1,045,721


Robert W.     100,000(2)               12.5%    2.50        2.94          3/14/01      $44,000   $125,226    $223,490
 Gentry

Jack Layne        --                      --                                                --         --          --

(1)  Granted December 10, 1996.
(2)  Granted March 14, 1996.

See below for a discussion of the terms of the options granted to executive officers.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION/SAR
VALUES

     The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by Named Executive Officers of the Company and the fiscal year end values of unexercised options and SARs.


      (a)             (b)           (c)               (d)                   (e)

                                             Number Of Securities  Value Of Unexercised
                                                  Underlying           In-The-Money
                                                  Unexercised       Options/SARS At FY
                    Shares         Value      Options/SARS At FY          End ($)
     Name         Acquired On     Realized         End (No.)           Exercisable/
                   Exercise         ($)          Exercisable/        Unexercisable(1)
                     (No.)                       Unexercisable
-------------------------------------------------------------------------------------
Gerald G.             --             --       200,000/300,000(2)      $30,000/$45,000
 Carlson

Robert W.             --             --         150,000/50,000        $60,000/$20,000
 Gentry

Jack Layne            --             --           200,000/--            $80,000/--

(1)  Market price at December 31, 1996 was $2.00 per share.


EXECUTIVE COMPENSATION AND BENEFITS

     On December 2, 1996, Gerald G. Carlson was employed as President of the Company to succeed Robert W. Gentry and was also appointed a director. At that time, he was granted options to acquire 500,000 shares of La Teko stock at $1.85 per share, 85% of the then-existing market price. Two hundred thousand shares of the options are exercisable upon grant and 100,000 shares each become exercisable on each successive anniversary date following the date of grant. Each option is exercisable for five years following the date they initially become exercisable.

     Mr. Carlson is employed under a letter agreement dated December 2, 1996, for an initial term of three years as President and Chief Executive Officer of the Company. The Company pays Mr. Carlson a salary of Cdn $12,000 per month and provides him with a leased automobile. In the event of certain change of control transactions which result in Mr. Carlson no longer serving as President and Chief Executive Officer, he will receive a severance package of Cdn $144,000, and 50% of his unvested stock options will immediately vest if the change in control occurs in the first year of employment and all unvested options will immediately vest if the change in control occurs thereafter.

     On February 27, 1996, Gordon Fretwell, director and corporate counsel was appointed secretary of the Company. The Company has paid or accrued to Mr. Fretwell during 1996 $3,100 in director's fees and $34,575 in legal fees for corporate representation and services in Canada.

     The Company has no pension, retirement or similar benefits for officers, directors or other employees of the Company except that effective December 10, 1996, the Company implemented a salary reduction simplified employee pension plan to be funded solely by eligible employees during 1996. No contribution to the plan was made by the Company. Effective March 1992, the Company initiated a medical and life insurance plan for the benefit of all eligible employees. Currently, the Company pays approximately 85% of insurance premiums for employees and 50% of insurance premiums for their dependents.

DIRECTORS' STOCK OPTIONS AND COMPENSATION

     There are presently outstanding options for directors, prior directors, consultants and employees of the Company to acquire shares of La Teko stock as follows:

        NAME             NUMBER OF    EXERCISE     EXPIRATION DATE
                          SHARES        PRICE
------------------      ----------    --------     ---------------
DIRECTORS
  Gerald G. Carlson       500,000        $1.85      12/10/2001-04
  Robert W. Gentry        100,000         1.60      11/16/2000-03
                          100,000         2.50        3/14/2001
  Gordon Fretwell         100,000         1.60      11/24/2000-03
  John R. Hardesty        100,000         1.60      11/16/2000-03
  John S. Auston          100,000         2.41      06/18/2001-04
  Douglas R. Beaumont     100,000         2.41      06/18/2001-04

PREVIOUS DIRECTORS:
  Jack Layne              100,000         1.60        8/17/1999
                          100,000         1.60       11/16/2000
  David Tinsley            25,000         1.60       06/05/1997

OTHERS                    100,000         2.13      4/01/1998-99
                          154,000         1.60        8/17/1999
                          105,935         1.60       11/16/2000
                        ---------
                        1,684,935



     Director options were granted for past and future services in behalf of the Company, are subject to shareholder and Vancouver Stock Exchange approval and each of the options listed above is contingent upon the optionee's continued employment with the Company.

     Options granted to directors in 1995 and 1996, except as pertaining to Gerald G. Carlson as discussed above, are exercisable in increments of 25,000 shares per year, 25,000 shares at the time of the grant and 25,000 shares following each anniversary date thereafter at $1.60 and $2.41 per share as heretofore discussed. Each incremental option has a five-year maturity from the applicable date of exercise.

     Directors other than Gerald G. Carlson, Robert W. Gentry, and Gordon Fretwell received an aggregate of $10,050 as directors' fees during 1996. Non-employee directors are paid $100 for participating in each board of directors' meeting held by telephone and $750 for each directors' meeting attended in person, plus travel and subsistence.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the Company's security ownership information as of March 7, 1997 for each director and for all officers and directors of the Company as a group. There were no shareholders believed by the Company to own beneficially more than 5% of the Company's common stock.

   NAME OF BENEFICIAL        NATURE OF                  PERCENTAGE OF
          OWNER            OWNERSHIP(1)       NUMBER     OWNERSHIP(2)
---------------------      -------------     --------   -------------

DIRECTORS
 Gerald G. Carlson         Common Stock         9,000             --
                           Options            200,000            0.8
                                             --------
                           Total              209,000            0.9

 Robert W. Gentry          Common Stock(3)    316,200            1.3
                           Options            150,000            0.6
                                             --------
                           Total              466,200            1.9

 John R. Hardesty          Common Stock        60,000            0.3
                           Options             50,000            0.3
                                              --------
                           Total              110,000            0.5

 Gordon Fretwell           Common Stock            --             --
                           Options             50,000            0.3
                                              --------
                           Total               50,000            0.3

 John S. Auston            Common Stock         4,000             --
                           Options             25,000            0.1
                                              --------
                           Total               29,000            0.1

 Douglas R. Beaumont       Common Stock            --             --
                           Options             25,000            0.1
                                             --------
                           Total               25,000            0.1

ALL EXECUTIVE OFFICERS     Common Stock       389,200            1.6
 AS DIRECTORS AS A         Options            500,000            2.1
 GROUP (6 PERSONS)                           --------           ----

                           Total              889,200            3.7
                                             --------
(1) Unless otherwise indicated, all securities are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.
(2) Calculations of total percentages of ownership outstanding for each individual assumes the exercise of options held by that individual to which the percentage relates. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all options held by the indicated group.
 (3) Includes 16,200 shares in the names of Mr. Gentry's minor children.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As explained in Note 5 of the Notes to Consolidated Financial Statements, on November 16, 1995, March 14, 1996 and December 10, 1996, the Company granted stock options to officers, directors and employees as listed under "ITEM 11, EXECUTIVE COMPENSATION" of this report.

--------------------------------------------------------------------------
                                    PART IV.
--------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS.  See Financial Statement index on page 28.

(a)(2)FINANCIAL STATEMENT SCHEDULES.

      The financial statements schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements.
(a)(3)EXHIBITS. The following exhibits are included as part of this report. (See exhibit index in separate exhibit volume):

            SEC
EXHIBIT  REFERENCE
NUMBER    NUMBER         TITLE OF DOCUMENT            LOCATION

------   --------- -----------------------------  -------------
ITEM 3.  ARTICLES OF INCORPORATION AND BYLAWS
3.01         3     Restated and Amended Articles  Incorporated
                    of Incorporation               by
                                                   Reference(3)
3.02         3     Bylaws                         Incorporated
                                                   by
                                                   Reference(3)

ITEM 3  INSTRUMENTS DESCRIBING THE RIGHTS OF
         SECURITY HOLDERS, INCLUDING DEBENTURES
4.01         4     La Teko Exchanged Debenture    Incorporated
                    Certificate and related        by
                    Debenture Agreement            Reference(3)

ITEM 10  MATERIAL CONTRACTS
10.01       10     Agreement dated May 11, 1979,  Incorporated
                    between Sara L. Bartholomae    by
                    and St. Joe American           Reference(1)
                    Corporation, regarding Ryan
                    Lode claim group
10.02       10     Assignment Agreement dated     Incorporated
                    May 10, 1985 between St. Joe   by
                    American Corporation and       Reference(1)
                    Citigold Mining Company
                    Ltd., regarding Ryan Lode
                    claim group
10.03       10     Mineral Claim Purchase         Incorporated
                    Agreement dated January 31,    by
                    1987, between James Sorrell,   Reference(1)
                    Newfields Minerals, (U.S.),
                    Inc., relating to Margarita
                    claims
10.04       10     Letter Agreement dated         Incorporated
                    January 12, 1990, between La   by
                    Teko Resources Ltd. and        Reference(2)
                    Robert Clifford Emerson
                    regarding St. Patrick claim
                    group
10.05       10     Mining Lease dated effective   Incorporated
                    January 1, 1993 between Sara   by
                    L. Bartholomae and La Teko     Reference(3)
                    Resources, Inc., relating to
                    Ryan Lode claim group
10.06       10     Mineral Claim Purchase         Incorporated
                    Agreement between La Teko      by
                    Resources Ltd. and Newfields   Reference(3)
                    Minerals (U.S.), Inc.,
                    relating to Margarita claims
10.07       10     Letter Agreement dated March   Incorporated
                    18, 1988, amending Mineral     by
                    Claim Purchase Agreement       Reference(3)
                    between James Sorrell and
                    Newfields Minerals, Inc.,
                    relating to Margarita claims
10.08       10     Purchase Agreement respecting  Incorporated
                    the Long Association placer    by
                    claim acquired from the        Reference(4)
                    University of Alaska
                    Foundation and the Nature
                    Conservancy July 20, 1993
10.09       10     Evaluation and Earn-in         Incorporated
                    Agreement between AMAX Gold    by
                    Exploration, Inc. and La       Reference(4)
                    Teko Resources Ltd.
                    respecting the True North
                    property, August 30, 1993
10.10       10     Mining Property Transfer       Incorporated
                    Agreement of December 6,       by
                    1993 between AMAX Gold         Reference(4)
                    Exploration, Inc., and La
                    Teko Resources, Inc.,
                    respecting the True North
                    property
10.11       10     Mining Property Transfer       Incorporated
                    Agreement, Amendment No. 1     by
                    dated January 10, 1994,        Reference(4)
                    between AMAX Gold
                    Exploration, Inc. and La
                    Teko Resources, Inc.
10.12       10     Mining Sublease dated          Incorporated
                    December 24, 1990 between      by
                    Roger Charles Cope and AMAX    Reference(4)
                    Gold Exploration, Inc.,
                    respecting the True North
                    property
10.13       10     Amendment to Mining Sublease   Incorporated
                    dated May 23, 1991 between     by
                    Roger Charles Cope and AMAX    Reference(4)
                    Gold Exploration, Inc.
10.14       10     Amendment No. 2 to Mining      Incorporated
                    Sublease dated August 25,      by
                    1993 between Roger Charles     Reference(4)
                    Cope and AMAX Gold
                    Exploration, Inc.
10.15       10     Mining Lease dated January 1,  Incorporated
                    1992 between M. Dennis         by
                    Shepard and AMAX Gold          Reference(4)
                    Exploration, Inc. respecting
                    the True North property
10.16       10     Amendment No. 1 to Standard    Incorporated
                    Mining Lease dated August      by
                    25, 1993, between M. Dennis    Reference(4)
                    Shepard and AMAX Gold
                    Exploration, Inc.
10.17       10     Second amended letter dated    Incorporated
                    as of June 6, 1995, from       by
                    Newmont Exploration Limited    Reference(5)
                    to La Teko Resources, Inc.
                    and Ryan Lode Mines, Inc.
10.18       10     Venture Agreement dated as of  Incorporated
                    June 9, 1995, between          by
                    Newmont Exploration Limited,   Reference(5)
                    La Teko Resources, Inc., and
                    Ryan Lode Mines, Inc.
10.19       10     Letter Agreement dated March   Incorporated
                    6, 1995 between Newmont        by
                    Exploration Limited and La     Reference(6)
                    Teko Resources, Inc. and
                    Ryan Lode Mines, Inc.
10.20       10     Mining Lease and agreement     Incorporated
                    dated August 1, 1995,          by
                    between Vincent F. Howard      Reference(7)
                    and Newmont Exploration
                    Limited regarding additional
                    True North claims in which
                    La Teko participates 35%
10.21       10     Mining Lease and agreement     Incorporated
                    dated August 29, 1995,         by
                    between Charles B. Woodruff    Reference(7)
                    and Newmont Exploration
                    Limited regarding additional
                    True North claims in which
                    La Teko participates 35%
10.22       10     Mining Lease and agreement     Incorporated
                    dated August 29, 1995,         by
                    between M. Dennis Shepard      Reference(7)
                    and Ronda D. Benish Shepard
                    and Newmont Exploration
                    Limited regarding additional
                    True North claims in which
                    La Teko participates 35%
10.23       10     Letter agreement dated         This Filing
                    December 2, 1996 between La
                    Teko Resources Ltd, and
                    Gerald G. Carlson wherein he
                    is hired to become President
                    and Chief Executive Officer
                    of La Teko *
10.24       10     Agreement regarding mining     This Filing
                    claims and Special Warranty
                    Deed, each dated October 30,
                    1996, between Placer Dome
                    U.S. Inc., La Teko
                    Resources, Inc. and Newmont
                    Exploration Limited - True
                    North Project
10.25       10     Letter agreement, offer to     This Filing
                    purchase Margarita property
                    by Oro Blanco Resources
                    Corp. dated January 14, 1997
10.26       10     Form of Stock Option           This Filing
                    Agreement, with related
                    schedule of options*
10.27       10     Non-Qualified Stock Option     This Filing
                    dated December 10, 1996
                    granted to Gerald G.
                    Carlson*
10.28       10    Indemnification Agreement        Incorporated
                   between La Teko Resources        by Reference(8)
                   Ltd., including a schedule
                   of indemnitees subject
                   thereto

ITEM 21  SUBSIDIARIES OF THE REGISTRANT
21.01       21     Schedule of Subsidiaries       This Filing

ITEM 23  CONSENTS OF EXPERTS AND COUNSEL
23.01       23     Consent of Bedford Curry Co.,  This Filing
                    auditors
23.02       23     Consent of Mine Development    This Filing
                    Associates, Inc., mining
                    engineers

ITEM 27  FINANCIAL DATA SCHEDULE
27.01       27     Financial Data Schedule         This Filing

* INDICATES MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS FORM PURSUANT TO ITEM 14(C) OF THIS REPORT.

(1) Incorporated by reference from Annual Report on Form 20-F for the fiscal year ended December 31, 1988
(2) Incorporated by reference from Annual Report on Form 20-F for the fiscal year ended December 31, 1990
(3) Incorporated by reference from the registration statement on Form S-4, SEC File No. 33-56606
(4) Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 1993.
(5) Incorporated by reference from the registration statement on Form S-2 SEC File No. 33-81886.
(6) Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 1994.
(7) Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 1995.
(8) Incorporated by reference from the registration statement on Form S-8, SEC File No. 333-21225.

(b)  Reports on Form 8-K

     During the last quarter of the year ended December 31, 1996, the Company filed an interim report on Form 8-K dated November 5, 1996.


                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, l997.             LA TEKO RESOURCES LTD.
                                   (Registrant)


                                   By /s/ Gerald G. Carlson
                                     Gerald G. Carlson, President (chief
                                     executive and financial officer and
                                     controller)



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 27, 1997


/s/ Gerald G. Carlson,
Director


/s/ Robert W. Gentry,
Director



Gordon J. Fretwell,
Director


/s/ John R. Hardesty,
Director



/s/ John S. Auston, Director


/s/ Douglas R. Beaumont, Director





                  INDEPENDENT AUDITORS' REPORT


To the Shareholders of La Teko Resources Ltd.

We have audited the consolidated balance sheets of La Teko Resources Ltd. (a Canadian corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995, the changes in shareholders' equity and the consolidated results of its operations and its cash flows for the years ended December 31, 1996, 1995, and 1994 in accordance with United States generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.





CHARTERED ACCOUNTANTS

Vancouver B.C., Canada
March 3, 1997

                            LA TEKO RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1996 and 1995
                          (Expressed in U.S. Dollars)

ASSETS
                                            1996             1995
                                         -----------     -----------
Current assets:
 Cash and short-term deposits .....      $ 3,041,205     $ 2,972,278
 Accounts receivable ..............           15,918         124,876
 Inventories ......................            6,295           6,295
 Prepaid expenses .................          200,845         176,541
                                         -----------     -----------
   Total current assets ...........        3,264,263       3,279,990

Mineral properties and deferred           10,515,140      10,155,234
costs - (Note 2)...................
Plant and equipment (Note 3).......          210,716         204,589
Investments........................          500,913         231,069
                                         -----------     -----------
                                         $14,491,032     $13,870,882
                                         ===========     ===========

LIABILITIES
Current liabilities:
 Accounts payable and accrued            $   194,718      $  240,441
 expenses .........................
 Current portion of long-term debt           372,500         712,296
 (Note 4) .........................
                                         -----------     -----------
   Total current liabilities ......          567,218         952,737

Long-term debt (Note 4)............               --         360,289
                                         -----------     -----------
                                             567,218       1,313,026
SHAREHOLDERS' EQUITY
Common capital stock; no par value;
 authorized: 100,000,000 shares;
 issued and outstanding 23,457,258        18,217,342      17,807,169
 (1995: 23,318,478) (Notes 6 and 7)
Accumulated deficit................       (4,293,528)     (5,249,313)
                                         -----------     -----------
                                          13,923,814      12,557,856
                                         -----------     -----------
                                         $14,491,032     $13,870,882
                                         ===========     ===========




        The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.


                     LA TEKO RESOURCES LTD.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Expressed in U.S. Dollars)

                                       YEARS ENDED DECEMBER 31,
                                 ------------------------------------
                                  1996           1995           1994
                                 ------         ------         ------
INCOME
Sales of gold and silver....   $        --   $        --    $         --

EXPENSES
 Operating and mine
  maintenance costs ........       275,623       151,179         234,362
 New prospect evaluation ...        55,708        36,741              --
 General and administrative        956,413       674,550         695,203
  expenses .................
 Depreciation ..............        54,828        51,092          57,348
 Royalty and lease .........       150,000       286,901         241,246
                               -----------    ----------      ----------
                                 1,492,572     1,200,463       1,228,159
                               -----------    ----------      ----------

Income (loss) from
operations..................    (1,492,572)   (1,200,463)     (1,228,159)

Other income (expense)......
 Gain on sale of mineral
 property ..................     2,447,248     1,383,436              --
 Abandonment of mineral
 property ..................            --      (454,305)             --
 Gain on sale of investment             --            --           5,180
 Interest income (expense)
 (net) .....................         7,687       (61,021)       (125,088)
 Gain (loss) on sale of
 equipment .................         7,969        (8,132)        (18,852)
 Other .....................            --        (1,872)         (2,892)
                               -----------    ----------    ------------
Income (loss) before income        970,332      (342,357)     (1,369,811)
taxes.......................

Provision for income tax
expense (benefit) - Note 5 .        14,547        22,500              --
                               -----------   -----------   -------------

Net income (loss)...........   $   955,785   $  (364,857)  $  (1,369,811)
                               ===========   ===========   =============



Income (loss) per share.....   $       .04   $      (.02)   $       (.06)
                               ===========   ===========   =============


Weighted average shares
outstanding.................    23,732,008    23,183,057      21,967,856
                               ===========   ===========   =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.


                     LA TEKO RESOURCES LTD.
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                          (Expressed in U.S. Dollars)

                                  COMMON STOCK
                           --------------------------     ACCUMULATED
                              SHARES         AMOUNT        DEFICIT         TOTAL
                           -----------    -----------    ------------  ----------
Balance, December 31,
 1993 ...................   34,933,849    $20,566,202    $(3,514,645)  $17,051,557
                            ----------    -----------    -----------   -----------

1994
Common stock issued for:
 Private placement sales       450,000        738,000             --       738,000
 Public offering sales ..      379,480        952,500             --       952,500
 Exercise of options ....       75,000         42,164             --        42,164
 Exercise of warrants ...      444,480        841,600             --       841,600
 Exercise of warrants
 issued for services ....        5,000         12,500             --        12,500
Less public offering and
private placement costs .           --       (143,987)            --      (143,987)
Compensatory stock                             43,500             --        43,500
options..................           --
Net income (loss)........           --             --     (1,369,811)   (1,369,811)
                            ----------    -----------    -----------   -----------
                             1,353,960      2,486,277     (1,369,811)    1,116,466
                            ----------    -----------    -----------   -----------

Balance, December 31,
 1994 ...................   36,287,809    $23,052,479    $(4,884,456)  $18,168,023
                            ----------    -----------    -----------   -----------

1995
Common stock issued for:
 Public offering sales ..       70,520        177,005             --       177,005
 Exercise of warrants ...      371,120        814,061             --       814,061
Short-swing profits......           --          2,100             --         2,100
Less public offering and
private placement costs .           --        (45,360)            --       (45,360)
Compensatory stock                  --         64,190             --        64,190
options .................
Net income (loss)........           --             --       (364,857)     (364,857)
                            ----------    -----------    -----------   -----------
                               441,640      1,011,996       (364,857)      647,139


Balance, December 31,
 1995 ...................   36,729,449     24,064,475     (5,249,313)   18,815,162

1996
Common stock issued for:
 Exercise of options ....      138,780        222,048                      222,048
Compensatory stock                                                         188,125
options..................                     188,125
Net income (loss)........           --             --        955,785       955,785
                            ----------    -----------    -----------   -----------
                            36,868,229     24,474,648     (4,293,528)   20,181,120
Less cost of treasury
shares...................  (13,410,971)    (6,257,306)            --    (6,257,306)
                            ----------    -----------    -----------   -----------

Balance, December 31,
 1996 ...................   23,457,258    $18,217,342   $ (4,293,528)  $13,923,814
                            ==========    ===========   ============   ===========


        The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.


                           LA TEKO RESOURCES LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in U.S. Dollars)

                                                            YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1996             1995             1994
                                                    ------           ------           ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Net income (loss) ...........................    $   955,785    $    (364,857)   $ (1,369,811)
 Charges (credits) to operations not affecting
 cash:
  Gain on sale of mineral property ...........     (2,447,248)      (1,383,436)             --
  Abandonment loss ...........................          2,294          454,305              --
  (Gain) on sale of investment ...............             --               --          (5,180)
  (Gain) loss on sale of equipment ...........         (7,969)           8,132          18,852
  Depreciation ...............................         54,828           51,092          57,348
  Compensatory stock options .................        188,125           64,190          43,500
  Adjust gold and silver inventory to fair
   market value ..............................             --            1,872           2,892
                                                   ----------       ----------      ----------
                                                   (1,254,185)      (1,168,702)     (1,252,399)

 Net changes
  Decrease in gold inventory .................             --            5,109          67,983
  (Increase) decrease in accounts receivable
   and pre-paid expenses .....................         84,654          (92,615)        (53,689)
  Increase (decrease) in accounts payable and
   accrued expenses ..........................       ( 45,723)         101,707        (101,603)
                                                   ----------       ----------      ----------
  Net cash used in operating activities ......     (1,215,254)      (1,154,501)     (1,339,708)
                                                   ----------       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in mineral properties ...........       (107,752)        (272,950)       (500,602)
  Exploration costs capitalized ..............       (304,906)        (321,984)     (1,549,658)
  Proceeds from sale of investment ...........             --               --           6,858
  Proceeds from sale of equipment ............          9,800           13,705           2,075
  Purchase of plant and equipment ............        (65,080)         (13,047)       ( 33,461)
  Purchase of securities .....................       (269,844)              --              --
  Investment in advances receivable ..........             --               --        (231,069)
  Proceeds from sale of mineral property .....      2,500,000        3,500,000              --
                                                   ----------       ----------      ----------
   Net cash provided by (used in) investing
    activities ...............................      1,762,218        2,905,724      (2,305,857)
                                                   ----------       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt financing ...............             --          200,000         757,200
  Reduction of principal on debt .............       (700,085)        (202,115)       (792,500)
  Cash proceeds from issuance of common stock         222,048          991,066       2,574,264
  Public offering and reorganization costs ...             --          (45,360)        (97,564)
  Short-swing profits ........................             --            2,100              --
                                                   ----------       ----------      ----------
   Net cash provided by (used in) financing
    activities ...............................       (478,037)         945,691       2,441,400
                                                   ----------       ----------      ----------
 Net increase (decrease) in cash and cash
 equivalents .................................         68,927        2,696,914      (1,204,165)
 Cash and cash equivalents, beginning of
 period ......................................      2,972,278          275,364       1,479,529
                                                   ----------      -----------      ----------
 Cash and cash equivalents, end of period ....     $3,041,205      $ 2,972,278      $  275,364
                                                   ==========      ===========      ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash paid during the period for interest ....    $    94,196    $     134,072      $  147,768
 Cash paid during the period for income taxes          37,047               --             350

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
 Depreciation capitalized into deferred costs     $        --    $       4,835      $    8,561
 Stock issued as bonus compensation ..........             --               --      $   12,500


        The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.
                     LA TEKO RESOURCES LTD.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEAR ENDED DECEMBER 31, 1996
                   (Expressed in U.S. Dollars)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, La Teko Resources, Inc., a Nevada corporation and Ryan Lode Mines, Inc., an Alaska Corporation.

     The consolidated financial statements are presented in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States, which, as applied in these consolidated financial statements, are consistent in all material respects with accounting principles generally accepted in Canada. Had these consolidated financial statements been prepared in accordance with Canadian GAAP, there would have been no significant differences in the reported amounts for shareholders' equity, net income (loss) and income (loss) per share.

     Use of estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign Currency Translation - Transactions in Canadian dollars, primarily related to certain asset acquisitions and administrative expenses have been translated to U.S. dollars as prescribed by SFAS No. 52 "Foreign Currency Translation." Balance sheet items have been converted to U.S. dollars at exchange rates on specific dates of asset acquisition, where practicable, or at year-end exchange rates. Operating statement amounts have been converted at actual rates on dates of specific transactions.

     Income (Loss) Per Share - Income (loss) per share of common stock and common equivalent shares is computed based on the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares which include common stock subscriptions and common stock warrants and options were not included in the calculations, because the effects on earnings per share were antidilutive or immaterial.

     Revenue Recognition - Revenue is recognized when dore, mineral product processed through on-site company smelting procedures, is shipped to the refinery.

     Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers all short-term debt instruments with maturities of less than three months as cash equivalents.

     Inventories - Inventories comprise only mining supplies valued at the lower of average purchase cost or net realizable value.

     Marketable Securities - The Company has adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of adopting SFAS No. 115 did not have a material impact on the Company's financial statements.

     The Company classifies its marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale," are carried in the financial statements at fair value. Realized gains and losses determined using the specific identification method are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

     For both categories of securities, declines in fair value below amortized costs that are other than temporary are included in earnings.

     Investment securities owned are carried at cost, which approximates market value.

     Mineral Properties and Deferred Costs - Mineral properties and deferred costs are recorded at the lower of cost or the present value of estimated recoverable amounts applicable thereto. Exploration and development expenses are deferred until the mineral properties are brought into production, at which time they are amortized on a units-of-production basis, or until the properties are abandoned or sold, at which time the deferred costs are written off or charged against sales proceeds. Capitalized costs and deferred exploration are evaluated at least annually to determine the probability of recovery and the requirement for periodic adjustments.

     Certain properties are in the exploration or development stage. The ultimate realization of capitalized costs is dependent upon the determination of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete development, future profitable production and/or proceeds from sale of these properties.

     When a property is determined not to be commercially productive or its value impaired, the accumulated costs are charged to operations to the extent that costs exceed estimated net realizable value.

     Plant and Equipment - Plant and equipment are recorded at cost and are depreciated on the declining balance method over their estimated useful lives at rates varying from 10% to 30% per year. Maintenance and repairs are expensed as incurred. Replacements and major improvements are capitalized.

     Fair Value of Financial Instruments that Approximate Carrying Values - The Company has financial instruments, none of which are held for trading purposes.
 The Company estimates that the fair value of such financial instruments at December 31, 1996 and 1995 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. As a result of the risk associated with these financial instruments, the cost applicable thereto approximates market.

     Sales of Common Stock - All sales of the Company's common stock, together with the issuance of options and warrants are accomplished pursuant to authorization of the Vancouver Stock Exchange, Vancouver, B.C., Canada. Generally, private placement sales of stock are made at a discount of approximately 15% below the current trading price on the date the Vancouver Stock Exchange approves the issuance. All stock sold is recorded at the amount of the proceeds received therefor.

     Income Taxes - The Company follows the tax allocation method of accounting for income taxes, whereby deferred taxes and tax benefits are provided to the extent that current taxes are affected by differences in accounting methods for book and income tax purposes, primarily related to capitalization of equipment and exploration and development costs, and depreciation and amortization related thereto.




                     LA TEKO RESOURCES LTD.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEAR ENDED DECEMBER 31, 1996
                   (Expressed in U.S. Dollars)

NOTE 2 - MINERAL PROPERTIES AND DEFERRED COSTS

                                            CAPITALIZED                      CAPITALIZED
                              BALANCE        ADDITIONS         BALANCE       ADDITIONS          BALANCE
                            DECEMBER 31,    (DELETIONS)      DECEMBER 31,    (DELETIONS)      DECEMBER 31,
                                1994           1995              1995            1996             1996
                            -----------    ------------      ------------   ------------      ------------


RYAN LODE
Acquisition cost.........  $   4,839,376   $         --      $  4,839,376   $         --      $  4,839,376
Deferred exploration and
development expenses ....      5,221,352        115,946                --             --                --
                                      --       (454,305) (1)    4,882,993         73,570         4,956,563
                           -------------    -----------       -----------    -----------      ------------

Total Ryan Lode..........     10,060,728       (338,359)        9,722,369         73,570         9,795,939
                           -------------    -----------       -----------    -----------      ------------

TRUE NORTH
Acquisition cost.........        500,000        272,950                --         52,752            52,752
                                               (772,950) (2)
Deferred exploration and
development expenses ....      1,213,950        129,664                --
                                      --     (1,343,614) (2)           --        (52,752) (2)      (52,752)
                           -------------    -----------       -----------    -----------      ------------
Total True North.........      1,713,950     (1,713,950)               --             --                --
                           -------------    -----------       -----------    -----------      ------------

JUNIPER
Deferred exploration and
development expenses ....             --         78,211            78,211         90,294           168,505
                           -------------    -----------       -----------    -----------      ------------
Total Juniper............             --         78,211            78,211         90,294           168,505
                           -------------    -----------       -----------    -----------      ------------

MARGARITA
Acquisition cost.........        350,100             --           350,100             --           350,100
Deferred exploration and
development expenses ....          1,556          2,998             4,554         71,540            76,094
                           -------------    -----------       -----------    -----------      ------------
Total Margarita..........        351,656          2,998           354,654         71,540           426,194
                           -------------    -----------       -----------    -----------      ------------

TWIN BUTTES
Acquisition cost.........             --             --                --         30,000            30,000
Deferred exploration and
development expenses ....             --             --                --         27,634            27,634
                           -------------    -----------       -----------    -----------      ------------
Total Twin Buttes........             --             --                --         57,634            57,634
                           -------------    -----------       -----------    -----------      ------------

LUCKY GULCH
Acquisition Company's....             --             --                --         10,000            10,000
Deferred exploration and
development expenses ....             --             --                --         21,313            21,313
                           -------------    -----------       -----------    -----------      ------------
Total Lucky Gulch........             --             --                --         31,313            31,313
                           -------------    -----------       -----------    -----------      ------------

DISCOVERY
Acquisition cost.........             --             --                --         15,000            15,000
Deferred exploration and
development expenses ....             --             --                --         20,555            20,555
                           -------------    -----------       -----------    -----------      ------------
Total Lucky Gulch........             --             --                --         35,555            35,555
                           -------------    -----------       -----------    -----------      ------------

Total Mineral Properties.  $  12,126,334   $ (1,971,100)     $ 10,155,234   $    359,906      $ 10,515,140
                           =============    ===========       ===========    ===========      ============


(1)  Abandonment of Mohawk claims.
(2)  Relates to True North sale to Newmont.


RYAN LODE MINE

     The principal Ryan Lode leasehold interest consists of 10 patented lode claims and 15 unpatented lode claims. On November 7, 1992, the Company executed a new mining lease respecting its Ryan Lode properties. The lease provides for a primary term of 20 years commencing January 1, 1993 with four five-year extensions, all subject to the timely payment of production and/or advance royalty payments escalating in $50,000 increments from $150,000 for 1996 to $350,000 per year in 2028 and $350,000 annually thereafter. Advance minimum royalties may be applied against production royalties for the year of production only.

     The Ryan Lode Mine includes other claims subject to net profits and net smelter returns royalties with advance minimum royalty requirements. Generally, net profits royalties payable to the State of Alaska on future production are 3% whereas the royalties based on gross value of mineral products removed from the mining properties are 5%. Advance minimum royalty payments are to be deducted
from production royalties.   During 1995, the Mohawk claims, which were
considered part of the Ryan Lode group, were abandoned.


TRUE NORTH

     On January 10, 1994, the Company executed a mining property transfer agreement with AMAX and acquired the 2,333-acre True North project. See the preceding cost summary for amounts concerning the acquisition and exploration of the True North project. During 1995, the Company staked additional claims both to the east and to the west of the True North property adding 896 acres to the True North block. In addition, in 1995 1,207 acres were added by lease. During 1996, the True North Joint Venture acquired additional claims, bringing the total True North property to approximately 7,200 acres.

     During June 1995, the Company executed a joint venture agreement with Newmont Exploration Limited, a subsidiary of Newmont Gold Mining Company, whereby Newmont acquired a 65% interest in the True North property, contingent upon its continued development of the property and the payment of specified amounts required to explore, develop and place the property into production.

     Generally, Newmont has paid La Teko $6 million cash, was obligated to expend at least $1 million during 1995, and $2 million during 1996 for exploration, development and property payments on the True North property and, if it continues with the project, to expend up to an additional $18 million for a feasibility study and the installation of capital equipment required to place the property into production. Newmont has satisfied its $3 million capital requirement for 1995 and 1996 and has extended the required date for completion of a feasibility study by mutual agreement with La Teko as a result of successful continued drilling.

     During 1995, as a result of the $3.5 million received in cash, the Company reflected $1,383,436 gain from the sale of mineral properties. In 1996, Newmont paid $2.5 million and La Teko recognized an additional $2,447,248 gain from disposition of the True North project. In accordance with generally accepted accounting principles applicable to the mining industry, the Company has written off all of its previously-capitalized True North costs against the $6 million cash received from Newmont.

     Newmont's cash contribution for exploration and development, property payments and general and administrative expenses at the True North project through December 31, 1996 approximated $5.8 million. Amounts in excess of the required $3 million for 1995 and 1996 will be credited against Newmont's remaining $18 million of its initial capital contribution required by the joint venture agreement. Inasmuch as the feasibility study was not completed by December 31, 1996, exploration costs incurred by Newmont after December 31, 1996 for exploration drilling outside of the perimeters of the current reserves of the Hindenburg and Shepard ore zones will be paid by Newmont and such costs will not be credited against its initial $21 million capital contribution requirement.

     If Newmont determines that the results of a forthcoming feasibility study do not warrant development of the True North property, then Newmont will be deemed to have elected to terminate the joint venture. If Newmont determines, in its sole discretion, that the results of the feasibility study warrant development of the True North property, then the joint venture will proceed with development and the initiation of production, with Newmont being obligated to contribute for development up to $18 million, less the amount, if any, by which the True North exploration and development costs for 1995 and 1996 exceed the $3 million requirement for those years. Any amounts by which the True North development costs exceed the $18 million development commitment, as adjusted, will be borne by Newmont and La Teko in proportion to their respective participating interests.

     Newmont may terminate the joint venture at any time in its sole discretion without further liability, in which case, it would be required to convey to La Teko the 65% interest in the True North property acquired from La Teko and contributed to the joint venture plus its 65% interest in subsequently-acquired property in the area of interest. Newmont will not be entitled to reimbursement of any amounts paid to La Teko, spent on the True North property or contributed to the joint venture prior to termination. Termination of the joint venture by Newmont would not relieve it of the obligation for exploration, development or reclamation costs incurred but not yet paid prior to the date of termination.


JUNIPER

     In February 1995, the Company located 104 state of Alaska prospecting sites on approximately 16,131 acres approximately 30 miles north northeast of Fairbanks, Alaska. The agreement allowed the Company to prospect for up to one year with the right to renew for a second year, during which time it may elect to convert the sites into state mining claims. During 1995 and continuing through 1996, the Company commenced initial exploration efforts on this property, including geo-chemical sampling, mapping and soil sampling, the results of which suggest that further exploration may be warranted. Also during 1996, the Company staked 403 State of Alaska claims on the Juniper property, at a cost of approximately $78,000, as required by a conversion clause in the lease agreement.


TWIN BUTTES

     During April 1996, the Company consummated a five-year agreement with the University of Alaska to explore its Twin Buttes property, located 28 miles northeast of Fairbanks, Alaska, adjacent to La Teko's Juniper property. The initial acquisition cost was $30,000 for an exclusive development and mining lease. A geochemical sampling program was initiated during the 1996 exploration season to assess the near future expression of mineralization.


LUCKY GULCH

     During July 1996, the Company acquired the Lucky Gulch property in the Denali Mining District, Alaska, approximating 230 acres. The lease was acquired for an initial $10,000 non-recoverable payment with advance minimum royalty payments of $7,500 annually, escalating $2,500 per year to a maximum $15,000 each year as long as the contract shall remain in effect. Exploration commitments were $20,000 for 1996 and $50,000 annually thereafter. The property is subject to an NSR royalty based on the ratio of net profits to the price of gold. The agreement calls for a sliding scale net smelter royalty (NSR) between 1 and 7% based on profitability. The formula for calculation of NSR is:

            NSR, % = (0.085714 x f + 0.005714) x 100.

Where f equals profit in dollars per ounce to La Teko divided by price of gold (profit - price of gold). For 4 of 0.05 or less the NSR shall be 1%, and for an f of 0.75 or greater, the NSR shall be 7%. The above expression is used to calculate the royalty between the low and high values for f.

       The Lucky Gulch agreement relates only to the hardrock potential of the property. The Company has the first right of refusal to obtain placer rights in the future, subject to a current placer lessee dropping this option.

DISCOVERY

     On May 24, 1996, the Company acquired approximately 3,000 acres known as Discovery Gulch in the Circle Mining District, Alaska. The exploration lease required an initial payment of $15,000 plus annual payments of $10,000 on the first two anniversary dates and $35,000 annually thereafter. The property is subject to a 2% NSR royalty on production from the property. Twenty-five thousand dollars was required for exploration during 1996. Exploration requirements for 1997 and 1998 are $30,000 and $35,000, respectively. During the fourth exploration season, the exploration commitment increases to $100,000 with an additional $50,000 increase annually thereafter.


MARGARITA

     The Margarita project comprises 36 unpatented lode mining claims consisting of the Margarita, MX and NWM claims in Santa Cruz County, Arizona.
     A royalty of 10% of net profits is payable on the first 20,000 ounces of product removed from the property and 15% thereafter. "Net profits" is determined after deduction of exploration costs, capital expenditures and all other operating costs.

     There are additional obligations to prior owners for a 3% net smelter return royalty on the Margarita properties.

     During January 1996, La Teko completed exploration drilling of 14 reverse-circulation holes aggregating 4,040 feet on its Margarita property. Results of the drilling did not increase the Company's estimated 30,000-ounce gold resource.


NOTE 3 - PLANT AND EQUIPMENT
                                     1996                     1995
                     -----------------------------------   ----------
                                    ACCUMU-
                                     LATED
                                   DEPRECIA-
                         COST        TION         NET          NET
                     ----------   ----------   ---------   ----------

Machinery and        $  578,717   $  499,370   $  79,347   $   81,409
equipment..........
Buildings..........     166,208       87,394      78,814       85,797
Trucks.............      47,410       34,030      13,380        9,690
Office furniture
and equipment .....      93,072       55,493      37,579       25,698
Site work and roads      10,570        8,974       1,596        1,995
                     ----------   ----------   ---------   ----------
                     $  895,977   $  685,261   $ 210,716   $  204,589
                     ==========   ==========   =========   ==========

     Depreciation of $54,828 and $51,092 was provided on plant and equipment and charged to operations during 1996 and 1995 respectively. Additional depreciation of $4,835 was capitalized with exploration costs during 1995.


NOTE 4 - LONG-TERM DEBT
                                                   DECEMBER 31,
                                            -------------------------
                                                1996          1995
                                            ----------     ----------

Convertible debentures, interest at 12%,
due quarterly ...........................   $   372,500    $1,067,500
Computer lease purchase contract, payable
$258 monthly, including interest imputed
at 19.6% through December, 1997 .........            --         5,085
Less:  Amounts due within 1 year.........      (372,500)     (712,296)
                                            -----------   -----------
  Long-term debt ........................   $        --   $   360,289
                                            ===========   ===========

     Interest expense on long-term debt was $94,636 and $129,078 for the years 1996 and 1995, respectively.

     All convertible debentures of the Company maturing during 1997 were called on January 6, 1997 and were redeemed prior to March 15, 1997.


NOTE 5 - INCOME TAXES

     Provision for income taxes at December 31, 1996 consists of $14,547 in alternative minimum taxes paid before December 31, 1996. Comparable alternative minimum taxes for 1995 were $22,500. There were no deferred taxes.

     Provision for income tax expense (benefit) differs from the amount calculated at the statutory Federal income tax rate due to the following:

                                              1996           1995
                                          -----------    -----------
U.S. Federal income tax expense
(benefit) at statutory rate ............  $   367,145    $   112,978
Alternative minimum taxes Federal and
state ..................................       14,547         22,500
Utilization of net operating loss
carryforwards ..........................     (367,145)      (112,978)
Portion of net operating loss for which
realization is not assured .............           --             --
                                          -----------    -----------
Provision for income tax expense
(benefit) ..............................  $    14,547    $    22,500
                                          ===========    ===========

     At December 31, 1996, the Company had a net operating loss carryforward available to offset future taxable income of approximately $9,974,000 expiring in 2003 through 2011. No deferred tax assets have been provided for these amounts since realization is not assured.



NOTE 6 - CAPITAL STOCK AND RELATED-PARTY TRANSACTIONS

     On November 16, 1995, the Company extended and re-priced options which had previously been granted on August 17, 1994. In addition, at that time, the Company also granted options to directors and employees.

     On March 14, 1996, the Company granted an option to its then newly-appointed president for the future issuance of 100,000 shares at $2.50 per share, exercisable for a period of five years. This option was granted in lieu of other compensation for future services.

     On December 2, 1996, Gerald G. Carlson was employed as President of the Company to succeed Robert W. Gentry and was also appointed a director. At that time, he was granted options to acquire 500,000 shares of La Teko stock at $1.85 per share, 85% of the then-existing market price. Two hundred thousand shares of the options were exercisable upon grant and 100,000 shares each are exercisable on the annual anniversary dates following the date of grant. Each option matures five years following the exercise date.

     The following summary reflects the total options outstanding at December 31, 1996:

                                    EXERCISE
                       SHARES         PRICE     EXPIRATION DATE
 NAME                ---------      ---------   ---------------

Directors             500,000         $1.85     12/10/2001-04
                      300,000         $1.60     11/16/2000-03
                      100,000         $2.50       3/14/2001
                      200,000         $2.41     06/18/2001-04
Previous Directors
                      100,000         $1.60       8/17/1999
                      100,000         $1.60      11/16/2000
                       25,000         $1.60      06/05/1997
Others
                      100,000         $2.13     4/01/1998-99
                      154,000         $1.60       8/17/1999
                      105,000         $1.60      11/16/2000
                    ---------
                    1,684,000
                    =========
Shares eligible
 for exercise
 during 1997        1,084,000
                    =========

     All options granted to officers and directors are subject to approval by shareholders and the Vancouver Stock Exchange.

     Subsequent to December 31, 1996, employees exercised options for the purchase of 5,000 shares at $1.60 per share.

     Exercise of all options is contingent upon continued employment with the Company.

     The option prices on the grant dates were the trading prices on the Vancouver Stock Exchange less a 15% discount allowed by the VSE. Employees exercising options will realize compensation income equal to the stock price on the date of the exercise less the per share option price.

     Stock options exercised during 1995 and 1996 are reflected in the accompanying Consolidated Statements of Changes in Shareholders' Equity.


NOTE 7 - EMPLOYEE BENEFITS

     During 1996, the Company established a Salary Reduction Simplified Employee Pension Plan (SARSEP). Each eligible employee may elect to have his/her compensation reduced by up to 15% of eligible wages for contribution to the plan. The Company opted not to contribute to the SARSEP plan for 1996.


NOTE 8 -STOCK -BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Account Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principals Board
(APB) Opinion No. 25 with footnote disclosure of the pro forma effects as if the fair value method had been adopted. The Company has opted for the latter approach. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of FAS No. 123, the Company's results of operations would have been adjusted to the pro forma amounts indicated below.

                                                       DECEMBER 31,
                                                -------------------------
                                                  1996             1995
                                                ---------       ---------

Net income (loss) - as reported..........       $ 955,785       $(364,857)
Net income (loss) - pro forma............       $ 663,202       $(446,719)
Earnings per share (loss) - as reported..       $     .04       $    (.02)
Earnings per share (loss) - pro forma....       $     .03       $    (.02)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                             DECEMBER 31,
                                         -------------------
                                          1996         1995
                                         ------       ------

Expected dividend yield...........           --           --
Expected stock price volatility...       39.66%       39.66%
Risk-free interest rate...........        6.13%        5.25%
Expected life of options..........      5 years      5 years

     The weighted average fair value of options granted during 1996 and 1995 are $1.22 and $.80 respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Company has stock options outstanding as discussed in Note 6.

     The Company is obligated for various royalty payments based on future mining and/or earnings from its mineral properties, as further described in Note 2.

     La Teko cannot insure for environment pollution and, consistent with industry practice, has elected not to insure for losses from mine cave-ins, mine flooding, earthquake and other possible natural hazards caused by the unavailability of such coverage or the cost thereof. The Company may in the future be exposed to contingencies relating to the foregoing or liabilities that may arise under the governmental regulations relating to the environment. It is not however, aware of any existing material contingencies respecting compliance with environmental requirements or previous activities. Any such contingent environmental liabilities, if any, however, are not expected to have material impact on the Company or its financial statements.