Form 10-Q
period 1997-03-31
LA TEKO RESOURCES LTD
filed 1997-05-09
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                    Commission file number      0-10104

                         LA TEKO RESOURCES LTD.
             (Exact name of Registrant as specified in its charter)

       British Columbia, Canada                87-0483319
(State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)            Identification No.)


         625 Howe Street, #500 Vancouver, B.C.    V6C 2T6
(Address of principal executive offices)        (Zip Code)

                        (604) 688-0833
      (Registrant's telephone number, including area code)



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

                       Yes   X    No
                                     -----

As of April 25, 1997, the registrant had 23,462,258 shares of its common stock issued and outstanding.

                             LA TEKO RESOURCES LTD.

                        Part I - Financial Information

--------------------------------------------------------------------------
                         ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

                             LA TEKO RESOURCES LTD.

                    Condensed Consolidated Balance Sheets


                                   MARCH 31,      DECEMBER 31,
                                     1997             1996
                                  -----------     ------------
ASSETS                            (Unaudited)
Current Assets
 Cash and short-term deposits   $   2,238,389    $  3,041,205
 Receivables                           14,364          15,918
 Inventories                            6,295           6,295
 Pre-paid expenses                    158,104         200,845
                                -------------    ------------
  Total current assets              2,417,152       3,264,263

Mineral properties and             10,559,261      10,515,140
deferred costs
Plant and equipment                   210,848         210,716
Investments                           500,913         500,913
                                -------------    ------------
                                $  13,688,174    $ 14,491,032
                                =============    ============

LIABILITIES
Current Liabilities
 Accounts payable and accrued   $      51,284    $    194,718
 expenses
 Current portion of long-term              --         372,500
 debt
                                -------------    ------------
  Total current liabilities            51,284         567,218
                                -------------    ------------
SHAREHOLDERS' EQUITY
Common capital stock, no par
value; authorized 100,000,000
shares; issued and
outstanding: 23,462,258 and
23,457,258                         18,225,342      18,217,342
Accumulated deficit                (4,588,452)     (4,293,528)
                                -------------    ------------
                                   13,636,890      13,923,814
                                -------------    ------------

                                $  13,688,174    $ 14,491,032
                                =============    ============





 The accompanying Notes to Condensed Consolidated Financial  Statements are an
           integral part of these consolidated financial statements.
                             LA TEKO RESOURCES LTD.

         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                 FOR THE THREE-MONTH PERIODS
                                            ENDED
                                          MARCH 31,
                                    1997            1996


Sales of gold and silver           $     --       $     --


Expenses
 Operating and mine                  54,628         30,201
 maintenance costs
 New prospect evaluation                 42         32,478
 General and administrative         215,924        181,916
 expenses
 Depreciation                        12,991         11,337
 Royalty and lease expenses          37,500         37,500
                                  ---------       --------
                                    321,085        293,432
                                  ---------       --------

Income (loss) from operations      (321,085)      (293,432)

Other income (expense)
Abandonment of furnishings and       (4,349)            --
equipment
Gain on sale of equipment             1,581          3,875
Interest income (expense)(net)       28,929        (13,999)
                                  ---------       --------
Income (loss) before income        (294,924)      (303,556)
taxes

Income taxes                             --             --

Net loss                          $(294,924)     $(303,556)
                                  =========      =========


Loss per share                     $( 0.013)      $( 0.013)
                                  =========      =========


Weighted average shares
outstanding                      23,142,906     23,328,422
                                 ==========     ==========


 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated financial statements.


                                LA TEKO RESOURCES LTD.

                  Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)

                                     FOR THE THREE-MONTH PERIODS
                                                ENDED
                                              MARCH 31,

                                        1997             1996
                                     ---------         ---------
Cash Flows From Operating
Activities
 Net loss                            $(294,924)        $(303,556)
 Charges (credits) to operations
 not affecting cash:                    (1,581)           (3,875)
 (Gain)/loss on sale of
 equipment                               4,349                --
 Abandonment of furnishings and
 equipment                              12,991            11,337
 Depreciation                               --             1,875
                                     ---------          --------
 Stock option compensation           (279,165)          (294,219)
                                     ---------          --------

 Net changes
 (Increase)/decrease in accounts
  receivable and pre-paid
  expenses                             42,741            122,048
 (Decrease)/increase in accounts
  payable and accrued expenses       (143,434)          (177,300)
                                     ---------           --------
                                     (100,693)           (55,252)
                                     ---------           --------

 Net cash used in operating
 activities                          (379,858)          (349,471)
                                     ---------           --------

Cash Flows From Investing
Activities
 Exploration costs capitalized        (44,121)           (94,770)
 Proceeds from sale of equipment        3,456              5,000
 Purchase of equipment                (17,793)           (12,884)
                                     ---------           --------

 Net cash used in investing
 activities                           (58,458)          (102,654)
                                     ---------          --------

Cash Flows From Financing
Activities
 Reduction of debt                   (372,500)           (55,000)
 Cash proceeds from stock
  issuance                              8,000             73,968
                                     ---------          --------
 Net cash provided by (used in)
  financing activities               (364,500)            18,968
                                     ---------          --------

Net increase (decrease) in cash
and cash equivalents                 (802,816)          (433,157)

Cash and cash equivalents,
beginning of period                 3,041,205          2,972,278
                                    ---------          ---------

Cash and cash equivalents, end
of period                          $ 2,238,389       $ 2,539,121
                                   ===========       ===========


Supplemental Disclosures of Cash
Flow Information
 Cash paid during the period for     $  3,060          $ 33,003
 interest
 Cash paid during the period for     $     --          $ 18,500
 income taxes

Supplementary Schedule of Non-
 cash Investing and Financing
 Activities
 Compensatory stock options          $     --          $ 44,000



  The accompanying Notes to Condensed Consolidated Financial Statements are an
                integral part of these consolidated financial statements.

                             LA TEKO RESOURCES LTD.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Share Capital

     Authorized - 100,000,000 shares having no par value

     Issued - 23,462,258 - March 31, 1997

     During the first quarter of 1997, the Company issued 5,000 shares in exchange for $8,000 upon exercise of employee stock options.

     Options, Warrants and Convertible Securities

     Options Outstanding

                                     EXERCISE
         NAME              SHARES      PRICE    EXPIRATION DATE

DIRECTORS
 Gerald G. Carlson         500,000    $1.85      12/10/2001-04
 Robert W. Gentry          100,000    $1.60      11/16/2000-03
                           100,000    $2.50        03/14/2001
 Gordon Fretwell           100,000    $1.60      11/24/2000-03
 John R. Hardesty          100,000    $1.60      11/16/2000-03
 John S. Auston            100,000    $2.41      06/18/2001-04
 Douglas R. Beaumont       100,000    $2.41      06/18/2001-04

PREVIOUS DIRECTORS
 Jack Layne                200,000    $1.60        01/31/1998
 David Tinsley             25,000     $1.60        06/05/1997

OTHERS
                           100,000    $2.13      04/01/1998-99
                           149,000    $1.60        08/17/1999
                           105,935    $1.60        11/16/2000
                         ---------
                         1,679,935



     Warrants

     None

     Convertible Securities

     None

--------------------------------------------------------------------------
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

GENERAL

Commencing in 1990, the Company discontinued mining operations at the Ryan Lode and embarked upon an extensive exploration program to further delineate the extent of mineral reserves. The Company has had no income from sales of mineral product since 1990 and will continue to sustain exploration, general and administrative and mine property expenses through 1997 without income from operations. The Company has provided for recent years' operations primarily from the receipt of funds from Newmont pursuant to the True North JV Agreement and the cash proceeds from issuance of common stock. It is anticipated that the $2,238,000 cash on hand March 31, 1997 is sufficient to cover expenditures required for the balance of 1997.

All dollar amounts included herein respecting Management's Discussion and Analysis are in U.S. dollars except where noted otherwise as Canadian dollars
(CAN).

RESULTS OF OPERATIONS

Income

As noted above, the Company has not received operating revenues during any of the last three years and will not have income from sales of mineral product in 1997.

Expenses

As noted above and in the accompanying statement of cash flows, during the first quarter 1997, the Company expended $44,121 for capitalized costs associated with the exploration and development of its mineral properties compared to $94,770 which was expended during the first quarter 1996.

Operating and mine maintenance costs increased 81% to $54,628 for the first quarter 1997 as compared to $30,201 in the first quarter 1996. The variations between 1997 and 1996 were due principally to equipment repairs and changes in salaries, wages and employee benefits related to the level of environmental compliance and reclamation efforts associated with the Ryan Lode Mine and its spent heap-leach pads.

New prospect evaluation expenses decreased 100% to only $42 for the first quarter ended March 31, 1997 as compared to $32,478 in 1996, reflecting the Company's decreased first quarter activities in seeking new exploration prospects. These efforts have since been re-established.
General and administrative expenses, including corporate and project overhead, increased 18.7% to $215,924 for the first quarter 1997 as compared to $181,916 for the same quarter of 1996. The 1997 increase was primarily the result of having hired a full-time corporate president and establishing corporate offices in Vancouver B.C.

Interest expense for the first quarter 1997 was only $3,060 compared with $33,003 for the comparable quarter of 1996. The substantial reduction was the result of the Company having paid off all of its convertible debentures during 1996 and through January 1997. The Company currently has no debt. Interest income for the first quarter ended March 31, 1997 was approximately $32,000 compared with $19,000 for the comparable quarter of 1996. Interest income for the first quarter 1996 was under-accrued by approximately $12,000, which amount was adjusted in the second quarter 1996.

Depreciation was approximately equal for the quarters ended March 31, 1997 and 1996. Office furniture and equipment increased nominally as the Company established a new corporate office in Vancouver, British Columbia.

LIQUIDITY AND CAPITAL RESOURCES

During 1996, the Company relied principally on net cash provided from investing activities, namely the sale of a 65% interest in its True North property to Newmont under the JV Agreement, to fund its cash requirements for general and administrative costs, ongoing exploration and development projects, and redemption of outstanding debentures. Cash on hand at December 31, 1996 in the amount of $3,041,205 is being used to fund 1997 financial requirements.

At March 31, 1997, the Company had working capital of approximately $2,366,000 compared with $2,697,000 at December 31, 1996. The Company believes that it has sufficient working capital to meet its anticipated expenditures for 1997.

During the first quarter 1997, cash flows from operating activities used approximately $380,000, investing activities utilized $58,500, primarily respecting capitalized exploration costs, and $364,500 was used in financing activities, $372,500 for the redemption of convertible debentures. Remaining cash requirements for 1997 will be provided for from current cash reserves.

The Company will receive no further cash payments from Newmont under the True North JV Agreement and will not have operating capital resources to meet budgeted expenditures. Beyond 1997, the Company may require additional capital before initiating production on the Ryan Lode property, providing a portion of the capital that may be required for large scale production at the True North property, or undertaking significant other exploration or other activities. In order to meet such long-term needs, it will be necessary to obtain required capital from the sale of securities, possible new joint ventures or similar arrangements, project financing or other sources. There can be no assurance that any required additional funds will be available or can be obtained on terms favorable to the Company.

The Company has outstanding options exercisable during 1997 to purchase an aggregate of 1,079,000 shares of common stock at an average exercise price of $1.82 per share, for a total of $1,963,780, but cannot predict whether any material number of such options will be exercised.

PROJECTED 1997 REQUIREMENTS

During 1997, the Company budgeted approximately $1,998,000 in capital to fund the continuation of permitting and reclamation activities at the Ryan Lode mine and related royalty payments, continue with the True North project under joint venture with Newmont, undertake initial exploration of its other prospects and make related minimum royalty and other property payments, evaluate and perhaps acquire other potential prospects, retire $373,000 in convertible debentures, and meet other ongoing operating expenses. First quarter 1997 expenditures for these purposes were approximately $803,000.

Notwithstanding Newmont's announcement of its intent to continue with the True North Joint Venture and that it is planning substantial additional exploration and development work during 1997, decisions by Newmont respecting its True North activities are beyond the ability of the Company to predict or control. Provisions of the joint-venture agreement are such that Newmont may withdraw from the joint venture at its sole discretion. In the event of termination by Newmont, the Company will re-acquire, at no cost, Newmont's 65% interest in the True North project, including subsequently-acquired acreage, together with all exploration data, and the Company will then become obligated for the continuing carrying costs and expenses of the True North project.

COMMITMENTS AND CONTINGENCIES

Operations are subject to certain lease and royalty obligations.

The Company carries insurance against property damage including insurance on its machinery and equipment and motor vehicles and also comprehensive general liability and liability policies applicable to motor vehicles. The Company has elected not to insure against business interruption.

The Company cannot insure for environmental pollution and has elected not to insure for mine cave-ins, flooding, earthquake and other possible natural hazards consistent with industry practice. La Teko may in the future be exposed to contingencies and liabilities relating to the foregoing that may arise under governmental regulations relating to the environment. The Company is not aware of any existing material contingencies respecting compliance of its previous activities with environmental requirements.
The Company has implemented procedures to minimize the possibility of chemical spills, especially in its drilling and heap-leaching operations and utilizes a special patented process in the neutralization of cyanide and other chemical solutions prior to disseminating liquids from its retention ponds into the environment.

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

OTHER

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have significant effects on current or future operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)                                          Exhibits

          None

     (b) Reports on Form 8-K


     Since the beginning of the quarter covered by this report, the Company filed reports on form 8-K as follows:

DATE OF EVENT REPORTED          ITEM REPORTED


January 7, 1997          Item 5.   Other Events

March 26, 1997           Item 5.   Other Events

April 16, 1997           Item 5.   Other Events

April 24, 1997           Item 5.   Other Events


--------------------------------------------------------------------------
                                 SIGNATURES
--------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              LA TEKO RESOURCES LTD.



Dated:  May  8, 1997          By /s/ Gerald G. Carlson, President and
                                 Chief Financial Officer