Form 10-Q
period 1997-06-30
LA TEKO RESOURCES LTD
filed 1997-08-28
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

{X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                         Commission file number 0-10104

                             LA TEKO RESOURCES LTD.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        British Columbia, Canada                      87-0483319
 -------------------------------                   -----------------
(State or other Jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


          625 Howe St., #500
           Vancouver, B.C.                             V6C 2T6
 -------------------------------------            ------------------
(Address of principal executive offices)              (Zip Code)

                                 (604) 688-0833
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
   ------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                Yes    X     No



As of June 30, 1997, the registrant had 23,467,358 shares of its common stock issued and outstanding.


                             LA TEKO RESOURCES LTD.
                             Financial Information

-------------------------------------------------------------------------------
                          ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.


                             LA TEKO RESOURCES LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)
                         SIX MONTHS ENDED JUNE 30, 1997

                                  (Unaudited)


                                                     1997           1996
                                                   --------      --------
EXPENSES

  General and administrative expenses               561,476       526,755
  Operating and mine maintenance costs              101,286       105,333
  Royalty and lease                                  75,000        75,000
  Depreciation                                       28,564        26,797
  New prospect evaluation                                --        39,333
                                                    766,326       773,218
                                                   --------      --------

Loss from operations before other items              (6,326)     (773,218)
                                                   --------      --------
OTHER ITEMS

Interest income                                      46,301            --
Gain on sale of equipment                             1,581         7,407
Loss on abandonment of furnishings
 and equipment                                       (4,505)        7,447
                                                  ---------     ---------
NET LOSS                                         $ (722,949)     (758,364)
                                                  =========     =========


                             LA TEKO RESOURCES LTD.

                           CONSOLIDATED BALANCE SHEET
                          (EXPRESSED IN U.S. DOLLARS)
                                 JUNE 30, 1997

                                  (Unaudited)

                                                      1997           1996
                                                   --------      --------

CURRENT ASSETS

  Cash and short-term deposits$                 $ 1,642,830    $ 2,142,038
  Accounts receivable                                19,579         53,084
  Inventories                                         3,148          6,295
  Prepaid expenses                                  102,635         89,889
                                                 ----------     ----------
  Total current assets                            1,768,192      2,291,306
                                                 ----------     ----------
Mineral properties and deferred costs            10,736,199     10,292,061
Plant and equipment                                 239,040        209,503
Investments                                         500,913        231,069
                                                 ----------     ----------
                                                $13,244,344    $13,023,939
                                                 ==========     ==========



CURRENT LIABILITIES

  Accounts payable and accrued expenses         $    35,480   $    118,999
  Current portion of long-term debt                      --        868,000
                                                 ----------     ----------
  Total current liabilities                          35,480        986,999

Long-term debt                                           --         15,000
                                                 ----------     ----------
                                                     35,480      1,001,999

SHAREHOLDERS' EQUITY

Common capital stock; no par value;
  authorized:  100,000,000 shares;
  issued and outstanding:  23,467,358
  (1996:  23,318,478)                            18,225,341     18,029,617
Accumulated deficit                              (5,016,477)    (6,007,677)
                                                 ----------     ----------
                                                 13,208,864     12,021,940
                                                 ----------     ----------
                                                $13,244,344    $13,023,939
                                                 ==========     ==========


                             LA TEKO RESOURCES LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                     FOR YEARS ENDED DECEMBER 1995 AND 1996
                       AND SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)


                           Common Stock             Accumulated
                              Shares       Amount     Deficit        Total
                          -------------  ----------  ----------   ----------
Balance, December
  31, 1994                  36,287,809   23,052,479  (4,884,456)  18,168,023

1995
Common stock issued for:
  Public offering sales         70,520      177,005          --      177,005
  Exercise of warrants         371,120      814,061          --      814,061
  Short swing profits               --        2,100          --        2,100
  Less offering costs               --      (45,360)         --      (45,360)
Compensatory stock options          --       64,190          --       64,190
Net loss                            --           --    (364,857)    (364,857)
                            ----------   ----------   ---------   ----------
                               441,640    1,011,996    (364,857)     647,139
                            ----------   ----------   ---------   ----------
Balance, December
 31, 1995                   36,729,449   24,064,475  (5,249,313)  18,815,162

1996
Common stock issued for:
  Exercise of options          138,780      222,048          --      222,048
Compensatory stock options          --      188,125          --      188,125
Net income                          --           --     955,785      955,785
                            ----------   ----------   ---------   ----------
                               138,780      410,173     955,785    1,365,958
                            ----------   ----------   ---------   ----------
Balance, December
 31, 1996                   36,868,229   24,474,648  (4,293,528)  20,181,120

Six months ended June 30, 1997
Common stock issued for:
  Exercise of options            5,000        8,000          --        8,000
  Other                          5,100           --          --           --
Net loss                            --           --    (722,949)    (722,949)
                            ----------   ----------   ---------   ----------
                                10,100        8,000    (722,949)    (714,949)
                            ----------   ----------   ---------   ----------
Balance, June
 30, 1997                   36,878,329   24,482,648  (5,016,477)  19,466,171

Less treasury shares       (13,410,971)  (6,257,307)         --   (6,257,307)
                            ----------   ----------   ---------   ----------
Balance, June
 30, 1997                   23,467,358  $18,225,341 $(5,016,477) $13,208,864
                            ==========   ==========   =========   ==========


                             LA TEKO RESOURCES LTD.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)
                         SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)


                                                        1997           1996
                                                    ----------      ---------
Cash flows from operating activities
  Net loss                                           $(722,949)     $(758,364)
  Charges (credits) to operations
   not affecting cash:
Loss on abandonment of furnishings
 and equipment                                           4,505             --
Gain on sale of investment                              (1,581)        (7,407)
Depreciation                                            28,564         26,797
Compensatory expense - stock options granted                --         66,000
                                                     ---------      ---------
                                                      (691,461)      (672,974)

Net changes
  Decrease in accounts receivable and
   pre-paid expenses                                    97,696        158,444
  Decrease in accounts payable and accrued expenses   (159,238)      (121,441)
  Increase in current portion of long-term debt             --        155,704
                                                     ---------      ---------
Net cash used in operating activities                 (753,003)      (480,267)

Cash Flows from Investing Activities
  Exploration costs capitalized                       (221,060)      (121,828)
  Proceeds from sale of equipment                        3,456          9,800
  Purchase of plant and equipment                      (63,268)       (34,104)
  Investment in mineral properties                          --        (15,000)
                                                     ---------      ---------
Net cash used in investing activities                 (280,872)      (161,132)
                                                     ---------      ---------

Cash Flows From Financing Activities
  Reduction of debt                                   (372,500)      (345,289)
  Cash proceeds from issuance of common stock            8,000        156,448
                                                     ---------      ---------
Net cash used in financing activities                 (364,500)      (188,841)
                                                     ---------      ---------
Net decrease in cash and cash equivalents           (1,398,375)      (830,240)

Cash and cash equivalents, beginning of period       3,041,205      2,972,278
                                                     ---------      ---------
Cash and cash equivalents, end of period            $1,642,830     $2,142,038
                                                     =========      =========


Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest                $2,396         58,565
Cash paid during the period for income taxes                --            300

Supplementary Schedule of Non-cash Investing and Financing Activities

Depreciation capitalized into deferred costs                --             --
Stock issued as bonus compensation                          --             --


                             LA TEKO RESOURCES LTD.
-------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
-------------------------------------------------------------------------------

GENERAL
The Company is in the business of exploration and development of mineral properties, with two advanced-stage projects, True North and Ryan Lode, and five early stage exploration projects. The Company has provided for recent years' operations primarily from the receipt of funds from Newmont pursuant to the True North JV Agreement and the cash proceeds from issuance of common stock. It is anticipated that the $1,642,830 cash on hand June 30, 1997 is sufficient to cover expenditures required for the balance of 1997.

All dollar amounts included herein respecting Management's Discussion and Analysis are in U.S. dollars except where noted otherwise as Canadian dollars
(CAN).

CAPITALIZED COSTS
Costs of acquisition and deferred exploration expenditures associated with the Company's mineral properties are summarized as follows:

                           Balance      Capitalized Additions     Balance
 PROJECT            December 31, 1996      (Deletions) 1997     June 30, 1997
-----------------   -----------------   ---------------------   -------------
True North                          0               70,201         70,201
Ryan Lode                   9,795,939               48,864      9,844,803
Margarita                     426,194                  525        426,719
Juniper                       168,505               14,858        183,363
Twin Buttes                    57,634               75,482        133,116
Lucky Gulch                    31,313                  793         32,106
Discovery                      35,555               10,336         45,891
                           ----------             --------    -----------
Total Mineral
 Properties and
 Deferred Costs            10,515,140              221,059     10,736,199
                          ===========             ========    ===========

RESULTS OF OPERATIONS
Income

The Company has not received operating revenues during any of the last three years and will not have income from sales of mineral product in 1997.

Expenses
During the first half of 1997, the Company expended $221,059 for capitalized costs associated with the exploration and development of its mineral properties compared to $136,828 which was expended during the first six months of 1996. The increase was due primarily to $70,201 paid to Newmont for the Company's 35% share of the initial acquisition costs for a number of new properties added to the True North JV.

General and administrative expenses, including corporate and project overhead increased to $561,476 for the first six months of 1997 as compared to $526,755
for the same six month period for 1996.   Most of this difference was in the
first quarter, as the second quarter 1997 result, $345,552 is virtually the same as the second quarter 1996, $344,839.

Operating and mine maintenance costs were $101,286 for the first half 1997 as compared to $105,333 in the first half 1996, again reflecting reclamation and environmental monitoring activities at the Ryan Lode project.

Royalty and lease payments of $75,000, compared with $75,000 in the first half of 1996.

Net interest income for the first six months of 1997 was $46,301 compared with
$7,447 for the comparable six months of 1996.   The increase reflects the
reduction in interest expense resulting from the redemption of the company's debentures. The Company currently has no debt.

Depreciation was approximately equal for the six month periods ended June 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES
During the first half of 1997, the Company has relied on its December 31, 1996 cash on hand of $3,041,205 to fund its requirements for general and administrative costs, ongoing exploration and development projects, and redemption of debentures.

At June 30, 1997, the Company had working capital of approximately $1,733,000 compared with $2,697,000 at December 31, 1996. The Company believes that it has sufficient working capital to meet its anticipated expenditures for the remainder of 1997.

During the six months of 1997, cash flows for operating activities used approximately $753,000, investing activities $280,240, primarily respecting capitalized exploration costs, and $372,500 for the redemption of convertible debentures. Remaining cash requirements for 1997 will be provided from current cash reserves.

Subsequent to the quarter, on July 16, 1997, the Company announced the sale of its Ryan Lode property for $12 million over five years. The transaction will close, with an initial payment of $500,000 on completion of a 60 day due diligence period. If this payment is made, as anticipated, it will not only add to the Company's treasury, but it will also relieve the Company of significant ongoing reclamation and property maintenance costs related to the Ryan Lode project.

The Company will receive no further cash payments from Newmont under the True North JV Agreement. Beyond 1997, the Company may require additional capital for ongoing administrative, exploration, development and acquisition activities. In order to meet such long-term needs, it will be necessary to obtain required capital from the sale of securities, possible new joint ventures or similar arrangements, project financing or other sources. There can be no assurance that any required additional funds will be available or can be obtained on terms favourable to the Company.

The Company has outstanding options exercisable during 1997 to purchase an aggregate of 1,654,935 shares of common stock at an average exercise price of $1.86 per share, for a total of $ 3,078,180, but cannot predict whether any material number of such options will be exercised.

PROJECTED 1997 REQUIREMENTS
During 1997, the Company budgeted approximately $1,998,000 in capital to fund the continuation of permitting and reclamation activities at the Ryan Lode mine and related royalty payments, continue with the True North project under joint venture with Newmont, undertake exploration of its other prospects and make related minimum royalty and other property payments, evaluate and perhaps acquire other potential prospects, retire $373,000 in convertible debentures, and meet other ongoing operating expenses. First half 1997 expenditures for these purpuses were approximately $1,398,000. The sale of Ryan Lode will result in some 1997 savings, although the bulk of the 1997 program will have been completed prior to closing of the sale.

Notwithstanding Newmont's announcement of its intent to continue with the True North Joint Venture and that it is planning substantial additional exploration and development work during 1997, decisions by Newmont respecting its True North activities are beyond the ability of the Company to predict or control. Provisions of the joint venture agreement are such that Newmont may withdraw from the joint venture at its sole discretion. In the event of termination by Newmont, the Company will re-acquire, at no cost, Newmont's 65% interest in the True North project, including subsequently-acquired acreage, together with all exploration data, and the Company will then become obligated for the continuing carrying costs and expenses of the True North project.

COMMITMENTS AND CONTINGENCIES
Operations are subject to certain lease and royalty obligations.

The Company carries insurance against property damage including insurance on its machinery and equipment and motor vehic les and also comprehensive general liability and liability policies applicable to motor vehicles. The Company has elected not to insure against business interruption.

The Company cannot insure for environmental pollution and has elected not to insure for mine cave-ins, flooding, earthquake and other possible natural hazards consistent with industry practice. The Company may in the future be exposed to contingencies and liabilities relating to the foregoing that may arise under governmental regulations relating to the environment. The Company is not aware of any existing material contingencies respecting compliance of its previous activities with environmental requirements.

The Company has implemented procedures to minimize the possibility of chemical spills, especially in its drilling and heap-leaching operations and utilizes a patented process in the neutralization of cyanide and other chemical solutions prior to disseminating liquids from its retention ponds into the environment.

CHANGING PRICES, CURRENCY EXCHANGE RATES AND INFLATION
The value of the Company's properties and its proposed operations have been and will continue to be affected generally by changes in gold prices. The Company's ability to obtain exploration capital through joint ventures or other arrangements with other mining firms and attract additional capital, if required, through the sale of securities or borrowings on attractive terms are also affected by gold prices. Such prices are subject to substantial fluctuations that are beyond the ability of the Company to control or predict.

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

-------------------------------------------------------------------------------
                  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------
(a)  EXHIBITS

     The following exhibits are included as part of this report: none.


(b)  REPORTS ON FORM 8-K

     During the quarter ended June 30, 1997, the Company filed the following reports on Form 8-K:


Date of Event Reported              Item(s)  Reported
----------------------             --------------------
April 16, 1997                     Item 5. Other Events
April 24, 1997                     Item 5. Other Events
May 8, 1997                        Item 5. Other Events
May 15, 1997                       Item 5. Other Events
June 5, 1997                       Item 5. Other Events
June 12, 1997                      Item 5. Other Events
June 18,1997                       Item 5. Other Events


-------------------------------------------------------------------------------
                                   SIGNATURES
-------------------------------------------------------------------------------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LA TEKO RESOURCES, LTD.
                                   (Registrant)


Date:  August 27, 1997              By /s/ Gerry G. Carlson
                                    Chief Executive Officer, President, Chief
                                    Financial and Accounting Officer, and
                                    Director