Form 10-Q/A
period 1997-06-30
LA TEKO RESOURCES LTD
filed 1997-10-03
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

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

                               Yes    X     No
As of June 30, 1997, the registrant had 23,467,358 shares of its common stockissued and outstanding.

                             LA TEKO RESOURCES LTD.
                             Financial Information

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

                             LA TEKO RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (Unaudited)


                                                     1997           1996
                                                   --------      --------
EXPENSES

  General and administrative expenses               561,476       526,755
  Operating and mine maintenance costs              101,286       105,333
  Royalty and lease                                  75,000        75,000
  Depreciation                                       28,564        26,797
  New prospect evaluation                                --        39,333
                                                   --------      --------
                                                    766,326       773,218
                                                   --------      --------

Loss from operations before other items            (766,326)     (773,218)
                                                   --------      --------
OTHER ITEMS
Interest income                                      46,301         7,447
Gain on sale of equipment                             1,581         7,407
Loss on abandonment of furnishings
 and equipment                                       (4,505)           --
                                                  ---------     ---------
NET LOSS                                           (722,949)     (758,364)
                                                  =========     =========
NET LOSS PER SHARE                                   (0.031)       (0.032)
                                                  =========     =========
WEIGHTED AVERAGE SHARES OUTSTANDING              23,462,258    23,350,331
                                                  =========     =========

          The accompanying Notes to Consolidated Financial Statements Are an integral part of these consolidated financial statements.

                             LA TEKO RESOURCES LTD.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)
                     THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (Unaudited)


                                                     1997           1996
                                                   --------      --------
EXPENSES

  General and administrative expenses               345,552       344,839
  Operating and mine maintenance costs               46,616        75,132
  Royalty and lease                                  37,500        37,500
  Depreciation                                       15,573        15,460
  New prospect evaluation                                --         6,855
                                                   --------      --------
                                                    445,241       479,786
                                                   --------      --------

Loss from operations before other items            (445,241)     (479,786)
                                                   --------      --------
OTHER ITEMS

Interest income                                      17,372        21,446
Gain on sale of equipment                                --         3,532
Loss on abandonment of furnishings
 and equipment                                         (156)           --
                                                  ---------     ---------
NET LOSS                                           (428,025)     (454,808)
                                                  =========     =========
NET LOSS PER SHARE                                   (0.018)       (0.019)
                                                  =========     =========
WEIGHTED AVERAGE SHARES OUTSTANDING              23,459,758    23,372,240
                                                  =========     =========

          The accompanying Notes to Consolidated Financial Statements Are an integral part of these consolidated financial statements.




                             LA TEKO RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
                          (EXPRESSED IN U.S. DOLLARS)

                                  (Unaudited)

                                                   JUNE 30,     DECEMBER 31,
                                                     1997           1996
                                                   --------      --------

CURRENT ASSETS

  Cash and short-term deposits                  $ 1,642,830    $ 3,041,205
  Accounts receivable                                19,579         15,918
  Inventories                                         3,148          6,295
  Prepaid expenses                                  102,635        200,845
                                                 ----------     ----------
  Total current assets                            1,768,192      3,264,263
                                                 ----------     ----------
Mineral properties and deferred costs            10,736,199     10,515,140
Plant and equipment                                 239,040        210,716
Investments                                         500,913        500,913
                                                 ----------     ----------
                                                $13,244,344    $14,491,032
                                                 ==========     ==========



CURRENT LIABILITIES

  Accounts payable and accrued expenses         $    35,480   $    194,718
  Current portion of long-term debt                      --        372,500
                                                 ----------     ----------
  Total current liabilities                          35,480        567,218

Long-term debt                                           --             --
                                                 ----------     ----------
                                                     35,480        567,218

SHAREHOLDERS' EQUITY

Common capital stock; no par value;
  authorized:  100,000,000 shares;
  issued and outstanding:  23,467,358
  (1996:  23,457,258)                            18,225,341     18,217,342
Accumulated deficit                              (5,016,477)    (4,293,528)
                                                 ----------     ----------
                                                 13,208,864     13,923,814
                                                 ----------     ----------
                                                $13,244,344    $14,491,032
                                                 ==========     ==========

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

                             LA TEKO RESOURCES LTD.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)
                         SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)
                                                        1997           1996
                                                    ----------      ---------
Cash flows from operating activities
  Net loss                                           $(722,949)     $(758,364)
  Charges (credits) to operations
   not affecting cash:
Loss on abandonment of furnishings
 and equipment                                           4,505             --
Gain on sale of investment                              (1,581)        (7,407)
Depreciation                                            28,564         26,797
Compensatory expense - stock options granted                --         66,000
                                                     ---------      ---------
                                                      (691,461)      (672,974)
Net changes
  Decrease in accounts receivable and
   pre-paid expenses                                    97,696        158,444
  Decrease in accounts payable and accrued expenses   (159,238)      (121,441)
  Increase in current portion of long-term debt             --        155,704
                                                     ---------      ---------
Net cash used in operating activities                 (753,003)      (480,267)

Cash Flows from Investing Activities
  Proceeds from sale of equipment                        3,456          9,800
  Purchase of plant and equipment                      (63,268)       (34,104)
  Exploration costs capitalized                       (105,859)      (121,828)
  Investment in mineral properties                    (115,201)       (15,000)
                                                     ---------      ---------
Net cash used in investing activities                 (280,872)      (161,132)
                                                     ---------      ---------
Cash Flows From Financing Activities
  Reduction of debt                                   (372,500)      (345,289)
  Cash proceeds from issuance of common stock            8,000        156,448
                                                     ---------      ---------
Net cash used in financing activities                 (364,500)      (188,841)
                                                     ---------      ---------
Net decrease in cash and cash equivalents           (1,398,375)      (830,240)

Cash and cash equivalents, beginning of period       3,041,205      2,972,278
                                                     ---------      ---------
Cash and cash equivalents, end of period            $1,642,830     $2,142,038
                                                     =========      =========
Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest                $2,396         58,565
Cash paid during the period for income taxes                --            300

Supplementary Schedule of Non-cash Investing and Financing Activities
Depreciation capitalized into deferred costs                --             --
Stock issued as bonus compensation                          --             --

          The accompanying Notes to Consolidated Financial Statements Are an integral part of these consolidated financial statements.


                             LA TEKO RESOURCES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           EXPRESSED IN U.S. DOLLARS)
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (Unaudited)


1.   SHARE CAPITAL

Authorized -- 100,000,000 shares, no par value
Issued -- 23,467,358

During the second quarter of 1997, no shares were issued or options granted.

OPTIONS OUTSTANDING AT JUNE 30, 1997:

      Number           Price            Expiration
      --------         -------          ------------
      200,000           $1.60          11/16/2000-2003
      100,000           $1.60          11/24/2000-2003
      100,000           $2.50             03/14/2001
      200,000           $2.41          06/18/2001-2004
      500,000           $1.85          12/10/2001-2004
      200,000           $1.60             01/31/1998
      100,000           $2.13          04/01/1998-1999
      149,000           $1.60             08/17/1999
      105,935           $1.60             11/16/2000

WARRANTS OUTSTANDING -- NONE

2.    SUBSEQUENT EVENT

On July 10, 1997, the Company agreed with Silverado Gold Mines Ltd. ("Silverado") for Silverado to acquire a right to purchase all of its interest in the Ryan Lode Property for $12,000,000.
Silverado will be required to pay the Company $500,000 on its election to purchase the property after a due diligence period commencing with VSE approval. Annual payments thereafter are $300,000 after year one, $400,000 after year two, and $700,000 after year three. Silverado will commit minimum expenditures on the property of $1,000,000 for each of the three years, including the costs of ongoing reclamation, property maintenance, and advance royalty payments.

After the three years, Silverado will have 18 months to construct a milling facility and to place the property into production. At that time, Silverado will be required to pay $3,000,000 with the balance of the purchase price payable six months thereafter. Should the property not proceed into production within 18 months, the purchase can be extended with annual payments of $500,000, with 75% of such amounts credited against the purchase price.




                             LA TEKO RESOURCES LTD.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

GENERAL
The Company is in the business of exploration and development of mineral properties, with two advanced-stage projects, True North and Ryan Lode, and five early stage exploration projects. The Company has provided for recent years' operations primarily from the receipt of funds from Newmont pursuant to the True North Joint Venture Agreement and the cash proceeds from issuance of common stock. It is anticipated that the $1,642,830 cash on hand June 30, 1997 is sufficient to cover expenditures required for the balance of 1997.

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

Expenses
During the first half of 1997, the Company expended $221,059 for capitalized costs associated with the exploration and development of its mineral properties compared to $136,828 which was expended during the first six months of 1996. The increase was due primarily to $70,201 paid to Newmont for the Company's 35% share of the initial acquisition costs for a number of new properties added to the True North Joint Venture.

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

For the quarter ended June 30, 1997, general and administrative, royalty, and lease and depreciation expenses were approximately the same as for the comparable period in 1996. Operating and mine maintenance costs for 1997 were $46,616, reduced from $75,132 in 1996, reflecting reduced activity at the Company's Ryan Lode property. Interest income of $17,372 and no gain on the sale of equipment for the second quarter of 1997 are down slightly from $21,446 and 3,532 for the same period in 1996, respectively.

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

Subsequent to the quarter, on July 14, 1997, the Company announced that it had reached agreement with Silverado Gold Mines, Ltd. ("Silverado) pursuant to which Silverado has the right to acquire a 100% interest in its Ryan Lode property in Fairbanks, Alaska, for $12 million. In order to maintain its right to purchase the Ryan Lode, Silverado will be required to make payments to La Teko over a five-year period with an initial payment of $500,000 to be made after a maximum 120-day due diligence period, which will allow for completion of an independent environmental report on the property. Annual payments thereafter will include $300,000 after year one, $400,000 after year two, and $700,000 after year three. In order to maintain its purchase right, Silverado will also complete minimum expenditures on the Ryan Lode property of $1 million in each of the three years, including the costs of ongoing reclamation, property maintenance, and advance royalty payments. After the third year, Silverado will have 18 months to complete construction and to place the property into production. Once the mill has been running for 30 days, Silverado will make an additional $3 million payment to La Teko, with the balance of the $12 million to be paid six months thereafter. Should the property not proceed into production within 18 months, the purchase can be extended with annual payments of $500,000 to La Teko, $375,000 of which will be credited against the purchase price.

This sale represents an important strategic move for La Teko, in that it provides short-term cash while relieving the Company of ongoing environmental monitoring and reclamation costs as well as sizable advance royalty payments. The sale of the Ryan will allow La Teko to focus attention on its promising and still growing True North joint venture with Newmont Exploration Limited ("Newmont") and other acquisition opportunities.

The Company will receive no further cash payments from Newmont under the True North Joint Venture Agreement. Beyond 1997, the Company may require additional capital for ongoing administrative, exploration, development and acquisition activities. In order to meet such long-term needs, it will be necessary to obtain required capital from the sale of securities, possible new joint ventures or similar arrangements, project financing or other sources. There can be no assurance that any required additional funds will be available or can be obtained on terms favorable to the Company.

The Company has outstanding options exercisable during 1997 to purchase an aggregate of 1,654,935 shares of common stock at an average exercise price of $1.86 per share, for a total of $ 3,078,180, but cannot predict whether any material number of such options will be exercised.

PROJECTED 1997 REQUIREMENTS
During 1997, the Company budgeted approximately $1,998,000 in capital to fund the continuation of permitting and reclamation activities at the Ryan Lode mine and related royalty payments, continue with the True North project under joint venture with Newmont, undertake exploration of its other prospects and make related minimum royalty and other property payments, evaluate and perhaps acquire other potential prospects, retire $373,000 in convertible debentures, and meet other ongoing operating expenses. First half 1997 expenditures for these purposes were approximately $1,398,000. The sale of Ryan Lode will result in some 1997 savings, although the bulk of the 1997 program will have been completed prior to closing of the sale.

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

The Company cannot insure for environmental pollution and has elected not toinsure for mine cave-ins, flooding, earthquake and other possible natural hazards consistent with industry practice. The Company may in the future be exposed to contingencies and liabilities relating to the foregoing that may arise under governmental regulations relating to the environment. The Company is not aware of any existing material contingencies respecting compliance of its previous activities with environmental requirements.

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

    1          27      Financial Data Schedule             This Filing


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



                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LA TEKO RESOURCES, LTD.
                                   Registrant)


Date:  October 2, 1997             By /s/ Gerry G. Carlson
                                   Chief Executive Officer, President, Chief
                                   Financial and Accounting Officer, and
                                   Director