Form 10-Q
period 1997-09-30
LA TEKO RESOURCES LTD
filed 1997-11-14
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                         Commission file number 0-10104

                             LA TEKO RESOURCES LTD.
             (Exact name of Registrant as specified in its charter)

    British Columbia, Canada                          87-0483319
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

       625 Howe St., #500
        Vancouver, B.C.                                V6C 2T6
(Address of principal executive offices)              (Zip Code)


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


As of September 30, 1997, the registrant had 23,467,358 shares of its common stock issued and outstanding.




LA TEKO RESOURCES LTD.
Financial Information

Item 1-  FINANCIAL STATEMENTS

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


La Teko Resources Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)
(Unaudited)


                                                               Three months
                                                           ended September 30,
                                                            1997        1996
                                                        ---------   ---------
EXPENSES

  General and administrative expenses                   $ 129,864     140,412
  Operating and mine maintenance costs                    116,929     129,166
  Royalty and lease                                        37,500      37,500
  Depreciation                                             14,247      14,243
  New prospect evaluation                                       -       3,171
                                                       ----------   ---------
                                                          298,540     324,492
                                                        ----------   ---------
Loss from operations before other items
 and income taxes                                       (298,540)   (324,492)

OTHER ITEMS

Interest income (expense)                                 12,569        (283)
                                                       ----------   ---------
Net loss before income taxes                            (285,971)   (324,775)


Income taxes                                                   -      (4,797)
                                                       ----------   ---------
NET LOSS                                               $(285,971)   (329,572)
                                                       =========    ========
NET LOSS PER SHARE                                     $  (0.012)     (0.014)
                                                       =========   =========
WEIGHTED AVERAGE SHARES OUTSTANDING                   23,459,783  23,418,106
                                                      ==========  ==========

   The accompanying notes are an integral part of these financial statements.



La Teko Resources Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)
(Unaudited)




                                                            Nine months ended
                                                              September 30,
                                                            1997        1996
                                                        ---------   ---------
EXPENSES

  General and administrative expenses                   $ 691,340      667,167
  Operating and mine maintenance costs                    218,215      234,499
  Royalty and lease                                       112,500      112,500
  Depreciation                                             42,811       41,040
  New prospect evaluation                                       -       42,504
                                                       ----------   ----------
                                                        1,064,866    1,097,710
                                                       ----------   ----------
Loss from operations before other items
 and income taxes                                      (1,064,866)  (1,097,710)

OTHER ITEMS

Interest income                                            58,870        7,164
Gain on sale of equipment                                   1,581        7,407
Loss on abandonment of furnishings and equipment           (4,505)           -
                                                       ----------   ----------
Net loss before income taxes                           (1,008,920)  (1,083,139)

Income taxes                                                    -      (4,797)
                                                       ----------   ----------
NET LOSS                                              $(1,008,920) (1,087,936)
                                                       ==========   =========

NET LOSS PER SHARE                                    $    (0.043)     (0.046)
                                                       ==========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                    23,464,833  23,374,064
                                                       ==========  ==========


   The accompanying notes are an integral part of these financial statements.


LA TEKO RESOURCES LTD.

CONSOLIDATED BALANCE SHEET

(EXPRESSED IN U.S. DOLLARS)
(Unaudited)

                                                        September     December
                                                        31, 1997      31, 1996
CURRENT ASSETS                                         ----------   ----------
  Cash and short-term deposits                         $1,068,175    3,041,205
  Accounts receivable                                      44,563       15,918
  Inventories                                               1,574        6,295
  Prepaid expenses                                         55,024      200,845
                                                       ----------   ----------
     Total current assets                               1,169,336    3,264,263

Mineral properties and deferred costs                  11,121,284   10,515,140
Plant and equipment                                       226,989      210,716
Investments                                               500,913      500,913
                                                       ----------   ----------
                                                      $13,018,522   14,491,032
                                                       ==========   ==========

CURRENT LIABILITIES

  Accounts payable and accrued expenses                $   95,628      194,718
  Current portion of long-term debt                             -      372,500
                                                       ----------   ----------
     Total current liabilities                             95,628      567,218


SHAREHOLDERS' EQUITY

Common capital stock; no par value;
  authorized:  100,000,000 shares; issued
  and outstanding: 23,467,358
  (1996:  23,426,258)                                  18,225,342   18,217,342
Accumulated deficit                                    (5,302,448)  (4,293,528)
                                                       ----------   ----------
                                                       12,922,894   13,923,814
                                                       ----------   ----------
                                                      $13,018,522   14,491,032
                                                       ==========   ==========


   The accompanying notes are an integral part of these financial statements.



La Teko Resources Ltd.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(EXPRESSED IN U.S. DOLLARS)
(Unaudited)

                    For years ended December 1995 and 1996,
                and nine months ended September 30, 1997 and 1996


                             Common Stock                  Accumulated
                          Shares        Amount        Deficit          Total
                       ----------    ----------     ----------     ----------
Balance,
 December 31, 1994     36,287,809    23,052,479     (4,884,456)    18,168,023

1995
Common stock issued for:
  Public offering sales    70,520       177,005              -        177,005
  Exercise of warrants    371,120       814,061              -        814,061
  Short swing profits           -         2,100              -          2,100
  Less offering costs           -       (45,360)             -        (45,360)
Compensatory stock options      -        64,190              -         64,190
Net loss                        -             -       (364,857)      (364,857)
                       ----------    ----------     ----------     ----------
                          441,640     1,011,996       (364,857)       647,139
                       ----------    ----------     ----------     ----------
Balance,
 December 31, 1995     36,729,449    24,064,475     (5,249,313)    18,815,162

1996
Common stock issued for:
  Exercise of options     138,780       222,048              -        222,048
Compensatory
 stock options                  -       188,125              -        188,125
Net income                      -             -        955,785        955,785
                       ----------    ----------     ----------     ----------
                          138,780       410,173        955,785      1,365,958
                       ----------    ----------     ----------     ----------
Balance,
 December 31, 1996     36,868,229    24,474,648     (4,293,528)    20,181,120

Nine months ended
September 30, 1997
Common stock issued for:
  Exercise of options       5,000         8,000              -          8,000
  Other                     5,100             -              -              -
Net loss                        -             -     (1,008,920)    (1,008,920)
                           10,100         8,000     (1,008,920)    (1,000,920)
                       ----------    ----------     ----------     ----------
Balance,
 September 30, 1997    36,878,329    24,482,648     (5,302,448)    19,180,200
                       ----------    ----------     ----------     ----------
Less treasury shares  (13,410,971)   (6,257,306)             -     (6,257,306)
                       ----------    ----------     ----------     ----------
Balance,
 September 30, 1997    23,467,358   $18,225,342    $(5,302,448)   $12,922,894
                       ==========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

La Teko Resources Ltd.

CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)
(Unaudited)


                                                           Nine months ended
                                                             September 30,
                                                            1997        1996
Cash flows from operating activities                    ---------- -----------

  Net loss                                             $(1,008,920) (1,087,936)
  Charges (credits) to operations not affecting cash:
     Depreciation                                           42,811      41,040
     Loss on abandonment of furnishings and equipment        4,505           -
     Gain on sale of investment                             (1,581)     (7,407)
     Compensatory stock options                                  -      66,000
                                                        ----------   ---------
                                                          (963,185)   (988,303)

Net changes
     Decrease in accounts receivable and
      pre-paid expenses                                   121,897     235,719
     Decrease in accounts payable and
      accrued expenses                                    (99,090)   (176,642)
                                                        ----------   ---------
Net cash used in operating activities                    (940,378)   (929,226)

Cash Flows from Investing Activities
  Exploration costs capitalized                          (406,326)   (188,037)
  Investment in mineral properties                       (199,818)    (84,436)
  Purchase of plant and equipment                         (65,464)    (57,703)
  Proceeds from sale of equipment                           3,456           -
  Proceeds from sale of investment                              -       9,800
  Investment in corporate securities                            -    (269,844)
                                                        ----------   ---------
Net cash used in investing activities                    (668,152)   (590,220)
                                                        ----------   ---------
Cash Flows From Financing Activities
  Reduction of debt                                      (372,500)   (398,085)
  Cash proceeds from issuance of common stock               8,000     172,448
                                                        ----------   ---------
Net cash used in financing activities                    (364,500)   (225,637)
                                                        ----------   ---------
Net decrease in cash and cash equivalents              (1,973,030) (1,745,083)

Cash and cash equivalents, beginning of period          3,041,205   2,972,278
                                                       ----------   ---------
Cash and cash equivalents, end of period               $1,068,175   1,227,195
                                                       ==========   =========

   The accompanying notes are an integral part of these financial statements.



La Teko Resources Ltd.

CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)
(Unaudited)

                                                           Nine months ended
                                                             September 30,
                                                            1997        1996
Supplemental Disclosures of Cash Flow Information      -----------   ----------

Cash paid during the period for interest                $   2,562      81,303
Cash paid during the period for income taxes            $       -       4,797

Supplementary Schedule of Non-cash Investing and Financing Activities

Depreciation capitalized into deferred costs            $       -           -
Stock issued as bonus compensation                      $       -           -



La Teko Resources Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
(Unaudited)

Nine months ended September 30, 1997 and 1996


1.  SHARE CAPITAL

Authorized - 100,000,000 shares having no par value
Issued - 23,467,358

During the third quarter no shares were issued or options granted.

Options outstanding at September 30, 1997:

               Number                  Price                   Expire
              -------                  -----               -------------
              200,000                  $1.60               11/16/2000-03
              100,000                  $1.60               11/24/2000-03
              100,000                  $2.50                 03-14-2001
              200,000                  $2.41               06/18/2001-04
              500,000                  $1.85               12-10-2001-04
              200,000                  $1.60                 01/31/1998
              100,000                  $2.13               04/01/1998-99
              149,000                  $1.60                 08/17/1999
              105,935                  $1.60                 11/16/2000

Warrants Outstanding - None


2.  SALE OF MINERAL PROPERTY

On July 10, 1997, the Company has entered into a letter of intent with Silverado Gold Mines Ltd. ("Silverado") for Silverado to acquire a right to purchase all its interest in the Ryan Lode property for $12,000,000.

Silverado will be required to pay the Company $500,000 on its election to purchase the property after a due diligence period commencing with VSE approval. Annual payments thereafter are $300,000 after year 1, $400,000 after year two and $700,000 after year three. Silverado will commit minimum expenditures on the property of $1,000,000 for each of the three years, including the costs of ongoing reclamation, property maintenance and advance royalty payments.

After the three years Silverado will have 18 months to construct a milling facility and to place the property into production. At that time Silverado will be required to pay $3,000,000 with the balance of the purchase price six months thereafter. Should the property not proceed into production within 18 months, the purchase can be extended with annual payments of $500,000, with 75% of such amounts credited against the purchase price.

At September 30, 1997 Silverado was continuing to complete its due diligence review of the property and the Company, assuming Silverado's procedures are completed to their satisfaction, expects to complete the transaction by November 30, 1997.


LA TEKO RESOURCES LTD.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
The Company is in the business of exploration and development of mineral properties, with two advanced-stage projects, True North and Ryan Lode, and five early stage exploration projects. The Company has provided for recent years' operations primarily from the receipt of funds from Newmont pursuant to the True North JV Agreement and the cash proceeds from issuance of common stock. It is anticipated that the $1,068,175 cash on hand September 30, 1997 is sufficient to cover expenditures required for the balance of 1997.

All dollar amounts included herein respecting Management's Discussion and Analysis are in U.S. dollars except where noted otherwise as Canadian dollars
(CAN).

Capitalized Costs
Costs of acquisition and deferred exploration expenditures associated with the Company's mineral properties are summarized as follows:

  Project               Balance              Capitalized Additions    Balance
                   December 31, 1996            (Deletions) 1997     09/30/97
----------         -----------------         ---------------------  ----------
True North                      0.00               154,818.00       154,818.00
Ryan Lode               9,795,939.00               172,830.00     9,968,769.00
Margarita                 426,194.00                 3,925.00       430,119.00
Juniper                   168,505.00                47,405.00       215,910.00
Twin Buttes                57,634.00               163,479.00       221,113.00
Lucky Gulch                31,313.00                 7,250.00        38,563.00
Discovery                  35,555.00                56,437.00        91,992.00
                       -------------               ----------    -------------
Total Mineral Properties
 and Deferred Costs    10,515,140.00               606,144.00    11,121,284.00



Results of Operations

Income
The Company has not received operating revenues during any of the last three years and will not have income from sales of mineral product in 1997.

Expenses
During the first three quarters of 1997, the Company expended $606,144 for capitalized costs associated with the acquisition, exploration and development of its mineral properties compared to $272,473 which was expended during the comparable period of 1996. The increase was due primarily to $154,818 paid to Newmont for the Company's 35% share of the initial acquisition costs for a number of new properties added to the True North JV. The increased reclamation activity at the Ryan Lode property as well as more intensive exploration programs on the Twin Buttes and Discovery projects account for the balance of the increase in capitalized costs.

General and administrative expenses, including corporate and project overhead increased to $691,340 for the first nine months of 1997 as compared to $667,167
for the same nine month period for 1996.   Most of this difference was in the
first quarter, as the third quarter 1997 result, $129,864, is a reduction from the third quarter 1996, $140,412.

Operating and mine maintenance costs were $218,215 for the first nine months of 1997 as compared to $234,499 in the first nine months of 1996, again reflecting reclamation and environmental monitoring activities at the Ryan Lode project. During the third quarter 1997 the costs were $116,929, a reduction from the $129,166 expended in the third quarter of 1996.

Royalty and lease payments were identical at $112,500 and $37,500 for the nine month periods and third quarters, respectively, of both years.

Net interest income for the first nine months of 1997 was $58,870 compared with
$7,164 for the comparable nine months of 1996.   The third quarter 1997 interest
income was $12,569 compared to interest expense of $283 in the third quarter of 1996. The increase in interest income in the 1997 nine month and quarterly periods reflects the reduction in interest expense resulting from the redemption of the Company's debentures. The Company currently has no debt.

Depreciation was approximately equal for the nine month periods ended September 30, 1997 and 1996 and the third quarters of 1997 and 1996.

Liquidity and Capital Resources
During the first nine months of 1997, the Company has relied on its December 31, 1996 cash on hand of $3,040,205 to fund its requirements for general and administrative costs, ongoing exploration and development projects, and redemption of debentures.

At September 30, 1997, the Company had working capital of approximately $1,074,000 compared with $2,697,000 at December 31, 1996. The Company believes that it has sufficient working capital to meet its anticipated expenditures for the remainder of 1997.

During the nine months of 1997, cash flows from operating activities used approximately $940,000, investing activities $668,000, primarily respecting capitalized exploration costs, and $372,500 for the redemption of convertible debentures. The third quarter increase in capitalized exploration costs reflects the increased exploration activity during the summer. Remaining cash requirements for 1997 will be provided for from current cash reserves.

On July 16, 1997, the Company announced that it had entered into a letter of intent for the sale of its Ryan Lode property to Silverado Gold Mines , Ltd. ("Silverado") for $12 million. In order to maintain its right to purchase the Ryan Lode property near Fairbanks, Alaska, Silverado is required to make payments to La Teko over a five year period with an initial payment of $500,000 to be made after its due diligence which will allow for completion of an independent environmental report on the property, scheduled to be completed by the end of November. Annual payments thereafter will include $300,000 after year one, $400,000 after year two, and $700,000 after year three. In order to maintain its purchase right, Silverado will also complete minimum expenditures on the Ryan Lode property of $1 million in each of the first three years, including the costs of ongoing reclamation, property maintenance as well as advance royalty payments. After the third year, Silverado will have 18 months to complete construction and place the property into production. Once the mill has been running for 30 days, Silverado will make an additional $3 million payment to La Teko, with the balance of $12 million to be paid six months thereafter. Should the property not proceed into production within 18 months, the purchase can be extended with annual payments of $500,000 to La Teko, $375,000 of which will be credited against the purchase price.

 The sale will relieve the Company of significant ongoing reclamation and property maintenance. This sale represents an important strategic move for La Teko, providing short term cash and relieving the Company of ongoing environmental monitoring and reclamation costs as well as sizeable advance royalty payments related to the Ryan Lode project. The sale will allow La Teko to focus its attention on its key asset, the True North joint venture with Newmont Exploration Limited, and other promising properties.

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

The Company has outstanding options exercisable during 1997 to purchase an aggregate of 1,654,935 shares of common stock at an average exercise price of $1.86 per share, for a total of $3,078,180 but cannot predict whether any material number of such options will be exercised.

Projected 1997 Requirements
During 1997, the Company budgeted approximately $1,998,000 in capital to fund the continuation of permitting and reclamation activities at the Ryan Lode mine and related royalty payments, continue with the True North project under joint venture with Newmont, undertake exploration of its other prospects and make related minimum royalty and other property payments, evaluate and perhaps acquire other potential prospects, retire $373,000 in convertible debentures, and meet other ongoing operating expenses. The first nine months 1997 expenditures for these purposes were approximately $1,973,000. The sale of Ryan Lode will offset some of these expenditures, although the bulk of the 1997 program will have been completed prior to closing of the sale.

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

Other
In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. This statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company is currently evaluating the impact of the recently issued statement and will adopt the requirements for the year ending December 31, 1997.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings.


                                    PART II

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are included as part of this report:

            SEC
EXHIBIT  REFERENCE
 NUMBER    NUMBER              TITLE OF DOCUMENT               LOCATION

Item 27.            Financial Data Schedule

 27.01       27     Financial Data Schedule                  This Filing


(1) Incorporated by reference from the current report on Form 8-K dated April 4, 1997.



(B)  REPORTS ON FORM 8-K.

          During the quarter ended September 30, 1997, the Company filed the following reports on Form 8-K:

DATE OF EVENT REPORTED                   ITEM REPORTED

July 16, 1997                           Item 5.   Other Events
July 21, 1997                           Item 5.   Other Events
August 13, 1997                         Item 5.   Other Events
September 17, 1997                      Item 5.   Other Events

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LA TEKO RESOURCES LTD.



Date:  November 13, 1997       By /s/Gerald G. Carlson
                                  Chief Executive Officer, President, Chief
                                  Financial Officer, and Director


































                                                                              23