Form 10-K
period 1997-12-31
LA TEKO RESOURCES LTD
filed 1998-03-31
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1997

                         Commission file number 0-10104

                             LA TEKO RESOURCES LTD.
                 (Name of small business issuer in its charter)

BRITISH COLUMBIA, CANADA                     87-0483319
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization                Identification No.)

SUITE 500, 625 HOWE ST.                           V6C 2T6
VANCOUVER, B.C.                                   (Zip Code)

         Issuer's telephone number, including area code: (604) 688-0833

Securities registered under Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
     None                          None

Securities registered under Section 12(g) of the Act:

                        COMMON STOCK, WITHOUT PAR VALUE

Indicate by check mark whether the issuer registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No


Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-BK is not contained in this form herein, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market price of the voting stock held by non-affiliates was computed at the average closing bid and asked prices in the Small Capitalization as quoted on the National Association of Securities Dealers Automatic Quotation System closing sales price on The Nasdaq Stock Market ("NASDAQ") on March 18, 1998 was approximately $17,601,000.

As of March 18, 1998, the Company had outstanding 23,467,358 shares of its common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of Form 10-K (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1990). NONE

                               TABLE OF CONTENTS

PREFACE



PART I.
      Item 1. Description of Business
      Item 2. Description of Properties
      Item 3. Legal proceedings
      Item 4. Submission of matters to a vote of security holders


PART II.
      Item 5. Market for registrant's common equity and related stockholder matters
      Item 6. Selected financial data
      Item 7. Management's discussion and analysis of financial condition and results of operations
      Item 8. Financial statements and supplementary data
      Item 9. Changes in and disagreements with accountants on accounting and financial disclosure


PART III.
      Item 10.    Directors and executive officers of the registrant
      Item 11.    Executive compensation
      Item 12.    Security ownership of certain beneficial owners and management
      Item 13.    Certain relationships and related transactions


PART IV.
      Item 14.    Exhibits, financial statement schedules and reports on Form
           8-K

                                    PREFACE

                 CAUTION RESPECTING FORWARD-LOOKING INFORMATION

     This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein. Neither the Company nor any other person undertakes any obligation to revise these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or unanticipated events.

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     La Teko Resources Ltd. ("La Teko" or the "Company") explores and develops mineral properties. It has interests in several exploration properties in the Fairbanks area of central Alaska as well as one in the central Yukon and another in southern Arizona. Two of the Alaska projects, True North, under joint venture agreement with Newmont Alaska Ltd. ("Newmont"), a subsidiary of Newmont Gold Company (NYSE), and Ryan Lode, are at advanced exploration to development stage. The remaining Alaska projects, including Juniper, Twin Buttes and Discovery Gulch, are at the target definition exploration stage. The Scheelite Dome project in the Yukon is at the target definition/drill stage. The Margarita project in Arizona is under option to Oro Blanco Resources Corp.

     During 1997, the Company's activities were concentrated on monitoring the exploration of its True North property under a joint venture agreement with project operator Newmont, conducting mine reclamation maintenance and baseline studies on its Ryan Lode property and entering into an agreement to sell the Ryan Lode property to Silverado Gold Mines Ltd. ("Silverado"), furthering exploration of its target definition exploration stage gold prospects in Alaska and evaluating new opportunities.

     The Company received cash payments of $2,500,000 from Newmont during 1996, the final installment of the $6,000,000 total due the Company for its sale to Newmont of a 65% interest in the True North property. Newmont continued to incur expenditures to develop the property and as of the end of 1997 had incurred approximately $10.5 million of the $21 million requirement to vest Newmont's 65% interest. An active reverse circulation exploration drill program continued during the course of the year. A bulk sampling program was also completed using a large diameter core drilling program and surface extraction to obtain material for metallurgical testing. The project area was significantly expanded by acquiring adjacent properties (see "Item 2. Description of
Properties:  True North Project").

     Ryan Lode activities during 1997 were focused on furthering baseline studies that would be required in order to proceed with permitting a mining operation, as well as continued reclamation work. The sale of the Ryan Lode property was negotiated with Silverado for $12 million (see "Item 2. Description of Properties: Ryan Lode Project"). During the latter part of the year, Silverado completed a drill program confirming La Teko's earlier results. On March 26, 1998 the Company was given notice by Silverado that it elected to terminate the sale agreement.

     During 1997 the Company continued exploration of its target definition exploration stage projects. Encouraging airborne geophysical anomalies were outlined on the Twin Buttes property and a gold-in-soil anomaly was outlined on the Discovery Gulch property. Other possible exploration and advanced development prospects were investigated and, on the basis of promising geological and geochemical results, an option on the Scheelite Dome project was acquired in the Yukon Territory, Canada.

     In 1998, the Company plans to continue to cooperate with Newmont with its ongoing exploration and development of the True North project. At present, the only cash requirements from La Teko for this project are for its 35% share of new property acquisition costs. In 1997, when a number of acquisitions were completed, this amounted to $155,000. The Company's evaluation and interpretation of ongoing results are required to keep its shareholders informed of progress on the project and to assist it in projecting when Newmont might be expected to complete its $21 million in exploration and development expenditures on the property and produce a positive feasibility study, and thus when contributions toward development costs from La Teko might be required.

     La Teko will continue its efforts to enhance shareholder value through the discovery of new mineral reserves. To this end, the Company anticipates it will continue to explore its Alaskan gold exploration projects, the Scheelite Dome property in Yukon and will, on a limited basis, seek more acquisition opportunities. The Company's strategy will be to focus on gold exploration projects with targets which warrant drill testing. The Company will consider farming out or joint venturing its exploration projects in order to reduce cost and risk to the Company.

     The Company was formed on November 27, 1968, under the laws of British Columbia. The registered office of the Company is 1285 West Pender Street, Suite 700, Vancouver, B.C. V6E 4B1. The head office and principal place of business of the Company is 625 Howe Street, Suite 500, Vancouver, B.C. V6C 2T6. When used herein, the terms "La Teko" or the "Company" include La Teko Resources Ltd. and its wholly-owned subsidiaries, La Teko Resources, Inc., the Nevada property-holding entity, and Ryan Lode Mines, Inc., the Alaska operating entity.

EMPLOYEES

     As of March 1998, the Company had 3 employees, one of whom is the Company's President and a director, and one part-time bookkeeper, all based in Vancouver. The Company regularly engages consultants and other advisors to provide specific geological and other professional services.
OFFICES

     The Salt Lake City, Utah office was consolidated with the corporate offices located at 625 Howe Street, Suite 500, Vancouver, British Columbia, on May 1, 1997. Facilities in British Columbia are leased on a month-to-month basis for $1,620 per month.

     During the year, the Company's Fairbanks office was closed. In the opinion of the Company, the above facilities are adequate for its foreseeable future needs.


ITEM 2.  DESCRIPTION OF PROPERTIES

TRUE NORTH PROJECT

     True North is an advanced exploration and development project, located in the center of the Fairbanks Mining District, Alaska. The project was acquired by La Teko in 1993 and is now under joint venture with Newmont, subject to its right to terminate the venture and reconvey its 65% interest to the Company. Newmont, as operator of the project, is in the midst of a multi-million dollar development program which includes metallurgical testing and engineering work focused on the area of known gold mineralization plus exploration for new gold zones.

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

     On June 9, 1994, La Teko Resources, Inc., entered into a joint venture agreement (the "JV Agreement") with Newmont, whereby Newmont acquired a 65% interest in True North. In order to earn that interest, Newmont paid La Teko $6 million and must complete $21 million in exploration and development work on True North (approximately $10.5 million spent as of December 31, 1997) and complete a feasibility study. The Company will receive no further cash payments from Newmont under the JV Agreement. The feasibility study was to have been completed by December 31, 1996. However, Newmont has elected to extend the date for completion. The JV Agreement allows this extension for up to six months beyond the time when Newmont ceases an active exploration program. During such extension, certain of Newmont's exploration costs are not credited against its $21 million funding commitment. After Newmont has earned its 65% interest in True North, La Teko and Newmont will each fund project development costs on a pro rata basis, with Newmont as operator. If either partner fails to contribute its share, its interest in the property will suffer corresponding dilution. Newmont can terminate the JV Agreement by reconveying its 65% interest in the property to the Company, which would then be under no obligation to reimburse Newmont for any payments or expenditures to date. Newmont and La Teko may each choose to sell their interest in the JV Agreement, and the other participant has a preemptive right for 60 days from the date of receiving a notice stating the price and terms to elect to acquire the offered interest. If the preemptive right is not exercised the offering participant has 120 days to consummate the transfer to a third party at a price and terms no less favorable than in the notice. Although Newmont has advised the Company that Newmont proposes further exploration of the True North property during 1998, Newmont's further actions respecting the True North project are beyond the ability of the Company to either control or predict. There can be no assurance that the results of further exploration, development or feasibility analysis will warrant placing the True North property into production by either the Company or Newmont. The terms and conditions of the joint venture with Newmont are more fully discussed in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Since acquiring the project, Newmont has added further claims by staking, purchase and options from third parties, bringing the total project acreage in early 1998 to 14,300 acres. The Company has paid its 35% share of acquisition costs so that these mineral properties have become part of the joint venture as per the terms of the JV Agreement.

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


               1992     1993    1994     1995     1996      1997     Total
               ------   -----   ------   ------   ------    ------  -------

RVC Drilling    5,332   3,450   51,810   14,885   40,428    57,753  173,658
Core
Drilling           --      --    2,042   13,049   24,798     2,491   42,380

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

     Several types of gold mineralization have been exploited. The early miners sought the placer gold in streams and rivers draining the bedrock gold source areas and this mining activity continues today. Initial lode mining concentrated on quartz veins containing high grade gold values. More recently, however, large, low-grade gold deposits have been sought. The best example of this is the Fort Knox deposit, seven miles east of True North, which was placed into production by Cyprus-AMAX in December, 1996, at a mining rate of approximately 350,000 ounces gold per year.

     Gold mineralization on the True North property is hosted by metamorphic rock of the Chatanika Terrane, including quartz-mica schist, quartzite, eclogite, amphibolite, marble, and argillite. Some units are graphitic. Gold occurs in nearly flat-lying shear zones and along faulted contacts. These zones are typically 30 to 50 feet thick, are stacked one on top of the other, and can be correlated across the property. The three originally defined zones, Hindenburg, Central, and Shepard, now all appear to be part of a single zone with a continuous strike length of roughly 5,000 feet. Average grades are 0.07 to 0.09 ounces gold per ton (2.4 to 3.1 grams gold per tonne), although higher grades in excess of 1 ounces gold per ton occur locally.

     A more recently defined zone, the Zeppelin, occurs just north of the Central zone, and is higher grade, averaging approximately 0.12 ounces gold per ton (4.1 grams gold per tonne).

     Three other zones of significance have been discovered, the Murray Zone discovered in 1996, and the Merlyn Zone and Dome Creek Zones, discovered in 1997. Each of these zones require additional drilling to be fully evaluated.

     Within the first 150 to 200 feet of surface, the gold mineralization is predominantly oxidized. Below this depth there is a gradual transition to sulfide mineralization. The depth of oxidation is typically greater at higher elevations and less in the valleys, and generally reflects depth to the top of the water table. As the Murray, Merlyn and Dome Creek zones are in valleys, the depth of oxidation is less than for the zones where the resources described below occur.

     Resources

      On June 5th, 1997 the Company announced a mineral inventory calculation done by Newmont utilizing all drill data to the end of 1996 of 18,208,000 tons at an average grade of 0.072 ounces gold per ton (2.5 grams per tonne), for a total contained 1,313,899 ounces of gold. Of this total 1,011,819 ounces have been classified as oxide. Oxide is defined by Newmont as mineralization with a ratio of cyanide extractable gold to fire assay gold of 0.6 or greater. This calculation was done using a $400 per ounce of gold cone in the calculations. The Company engaged an independent consultant who confirmed the Newmont calculation through an independent review of all drill data.

     Subsequent to year end 1997 Newmont completed a calculation utilizing a $350 per ounce of gold cone and included further data to upgrade a portion of the resource to "Mineralized Material Not in Reserve", which Newmont included in its announced mineralized resources. The updated calculation is 10,215,000 million tons grading 0.078 ounces gold per ton (2.7 grams per tonne), a total of 796,770 ounces of gold, all of which is classified as oxide.

     Metallurgy

     Preliminary metallurgical bottle roll testing has demonstrated gold recoveries from in the order of 90% for oxidized mineralization. As the degree of oxidation decreases, gold recoveries by leaching also decrease. Bench scale flotation tests of sulfide mineralization indicate gold recoveries of 82 to 96% in the sulfide concentrate.

     Large diameter core samples and surface bulk samples were collected in the fall of 1997 for detailed metallurgical work. The core will be examined mineralogically followed by smaller diameter (eight inch) column leach testing while the two 25 ton bulk samples will also undergo large diameter (two foot) column leach tests. This work is currently in progress.

     Proposed Program

     The Company has been advised by Newmont that it has budgeted a total of $3.6 million for 1998 including $1.5 million for the property payments due during the year, further land acquisitions and a continued exploration program directed towards power auger sampling on areas outside the current resources area for January through June 1998. A further $2.1 million is budgeted for prefeasibility metallurgical studies described above. Subject to satisfactory test results and favorable market conditions, the metallurgical testing will lay the foundation for scoping and engineering studies scheduled for the second half of 1998. This work will encompass siting studies, geotechnical work, engineering design and detailed cost estimates. There will also be in-fill drilling for reserve definition purposes.


RYAN LODE PROJECT

     The Ryan Lode property has a long history of gold exploration and mining, dating back to the turn of the century. During the period from 1987 to 1989, La Teko successfully produced 19,220 ounces of gold from 329,000 tons of ore mined by open pit and extracted by heap leach methods. The Company has subsequently made a substantial investment in the property, both in the reclamation of the previous mining activity and in exploration for more minable reserves.

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

     Land Status

     The core Ryan Lode claims, consisting of 10 claims, 14 unpatented claims, and one unpatented placer claim totaling 700 acres, are subject to a lease agreement which calls for a 5% net smelter royalty on production from these claims. Annual advance royalty payments are being made, currently amounting to $150,000 per year, escalating to $200,000 per year in 2013, to $250,000 per year in 2018, to $300,000 per year in 2023, and $300,000 per year from 2028 to 2032.
The lease agreement may be extended annually thereafter. A 3% net smelter return royalty is payable on the surrounding Bar and St. Patrick claims comprising a total of 289 acres.

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

     Exploration and Development History

     Extensive placer mining has taken place in the vicinity of Ester Dome since the turn of the century. The first lode gold interest was during the period 1912 to 1916, when several prospect pits and two shafts were sunk. In 1916, Kennecott Copper Corporation acquired the property, sank a 500-foot shaft and carried out significant development activity. Others continued with sporadic activity and, by 1930, reserves were estimated at 1.3 million tons grading 0.158 ounces gold per ton.

     In 1938, the property was acquired by Bartholomae Oil Corporation which continued with more exploration and development, culminating in the production of 620 ounces gold from 1,430 tons of ore. All operations ceased during World War II. Minor exploration was carried out from 1954 to 1958 and again from 1969 to 1970.

     During the period 1974 to 1978, Fourbear Enterprises, Inc., constructed a 400 tpd flotation mill, which encountered gold recovery problems, and operations ceased. St. Joe American Corporation then acquired the lease and carried out further surface and underground exploration. In 1985, the property was acquired by Citigold Mining Company, Ltd., which carried out a 10,000 ton test heap leach before 1986, when it was acquired by La Teko. In the following three years, La Teko mined and leached 329,000 tons of ore at an estimated grade of 0.09 ounces gold per ton, to recover 19,220 ounces of gold. Production ceased in 1990.

     From 1990 to the present, La Teko has carried out substantial exploration on the property, including 220,236 feet of drilling in 752 drill holes. The Company has also continued a program of baseline environmental monitoring and reclamation of previous mining activity.

     In 1997, La Teko continued the reclamation work on the A-B-C-D heap leach pads, where gold production occurred in the late 1980's, as well as the exploration trenches. Ryan Lode Mines, Inc., a wholly owned subsidiary of the Company and operator of the Ryan Lode project, was awarded the 1997 Reclamation Award from the Alaska Department of Natural Resources for this reclamation work.

     Also in 1997 Silverado completed 8,855 feet of drilling in 38 drill holes prior to signing the agreement described below.

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

     Reserves

     In 1994, an independent professional engineering firm engaged by the Company calculated proven and probable reserves for Ryan and the adjacent Curlew Shear to be 14.5 million tons grading 0.056 ounces gold per ton (1.9 grams gold per tonne), with a 0.015 ounces gold per ton (0.5 grams gold per tonne) cut-off and a stripping ratio of 3.8:1. This is a reserve of 822,200 contained ounces gold within a geological resource of 2.4 million ounces gold. A subsequent "high grade" pit calculation showed a reserve of 4.6 million tons grading 0.09 ounces gold per ton (3.1 grams gold per tonne) with a strip ratio of 7.5:1 and an underground reserve of 1.46 million tons grading 0.215 ounces gold per ton (7.4 grams gold per tonne) . The "high grade" pit includes only oxide and supergene mineralization, and is thus totally amenable to heap leach gold recovery.

     Metallurgy

     The ore at Ryan Lode requires crushing and agglomeration prior to leaching. Column leach tests show that gold recoveries in the range of 70% to 80% can be expected. A gravity circuit has been shown to recover 45% to 50% of the gold. Gravity separation of gold in combination with leaching would be expected to provide faster and superior gold recovery to leaching alone.

     Sale to Silverado Gold Mines Ltd.

     The Company agreed in 1997 to sell its 100% interest of the Ryan Lode property to Silverado. Subsequent to year end on March 26, 1998 the Company was given notice by Silverado that it elected to terminate the sale agreement.

     Proposed Program

     The Company will evaluate the ongoing development of the Ryan Lode property independently. It will also contact other potential parties which may be interested in purchasing or joint venturing the Ryan Lode. The Company will continue the reclamation requirements while the development and sale options are evaluated.


TWIN BUTTES AND JUNIPER PROPERTIES

     In February 1995, the Company located 104 state of Alaska prospecting sites called the Juniper property on approximately 16,131 acres located 30 miles northeast of Fairbanks, Alaska. This property covers rocks of the Chatanika Terrane, the same as those hosting the True North deposit 15 miles to the southwest. In addition, the property lies along the same, northeast-trending structural linear which intersects both the True North and Ryan Lode gold deposits. There is little evidence of historical prospecting in the area, largely because of the thick cover of wind-blown silt and clay which masks the underlying geology and would effectively hide any bedrock mineralization. However, minor placer gold mining activity is evident in a number of streams which drain the area.

     In April 1996, the Company executed a five-year agreement with the University of Alaska to explore its 12,640-acre Twin Buttes property. Subsequently, the Company paid $30,000 for an exclusive development and mining lease. During 1997 the Company made its first annual option payment of $45,000. The property is located 28 miles northeast of Fairbanks, Alaska, adjoining the south side of the Company's Juniper property. The property is underlain by the same rocks as the Juniper property and has similar potential to host gold mineralization.

     During 1995, the Company carried out initial exploration efforts on the Juniper property, including geochemical sampling, the results of which suggested that further exploration is warranted. In 1996 the Company expanded its effort to include the Twin Buttes property and did additional geologic mapping and soil sampling. The Juniper prospecting sites were converted into 405 state claims. The gold anomalies detected were weak, possibly because of the extensive overburden cover which could mask the expression of buried mineralization.

     In 1997, a further program of prospecting, geological mapping and geochemical sampling was conducted over both properties and a part of the claims were flown with a low level, helicopter-borne magnetic and electromagnetic survey. The magnetic survey highlighted patterns of structural deformation and zones of low magnetic intensity on the Twin Buttes lease that are similar to those observed over the True North and Fort Knox gold deposits. The Company acquired an additional 22 prospecting sites totaling 3,360 acres to cover extensions of the identified anomalies beyond the Twin Buttes lease.

     The Company's plans for the 1998 summer exploration season are not yet finalized.


DISCOVERY GULCH PROPERTY

     On May 24, 1996, the Company, through its wholly-owned subsidiary, Ryan Lode Mines, Inc., entered into a letter agreement with Mrs. Helen Warner for an option on approximately 5,000 acres known as Discovery Gulch (the Discovery, Deadwood and Tom group of claims) in the Circle Mining District near the small town of Central, Alaska. The property is on Deadwood Creek, approximately 125 miles northeast of Fairbanks.

     The Company paid $15,000 for an exploration lease. La Teko made the annual payment of $10,000 in 1997 and a further $10,000 is required upon the 1998 anniversary date. Subsequent annual payments, beginning with the third anniversary date, will be $35,000. The property is subject to a 2% net smelter return royalty payment. The Company will have a vested interest in the property upon a $300,000 cash payment to be made to Warner at the Company's option within one year after completion of a positive feasibility study. The minimum exploration requirement for 1997 of $30,000 was completed; the 1998 requirement is $35,000. During the fourth exploration season, the minimum exploration requirement increases to $100,000 with an additional $50,000 increase annually thereafter.

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

     In 1997, a reconnaissance ridge top soil sampling program was conducted throughout the Discovery Gulch claim blocks to detect anomalous gold areas. Five consecutive samples, spaced 200 feet apart, returned anomalous gold and arsenic values. Subsequently, a 100 foot spaced grid oriented along the north-northwest ridge top was sampled to better define the anomaly. The grid is approximately 1000 feet long by 500 feet wide. The results continue to be encouraging, with 44 of the 78 samples returning better than 100 parts per billion (ppb) gold and elevated arsenic values. Only nine samples had gold values below the detection limit. The anomaly remains open, particularly west and east at lower elevations where the original reconnaissance soil program did not extend. Three small granodiorite outcrops were mapped within the area of the soil grid. The balance of the area is covered by overburden.

     In addition to the above target, the reconnaissance program returned several other high, but isolated, gold values. For example one soil sample on the Discovery claim block contained 2620 ppb Au, supported by a re-analysis of 3000 ppb Au.

     In 1998 La Teko expects to do additional soil sampling to further delineate the extent of the gold-in-soil anomaly followed by trenching to test for the source of the gold anomaly.

ISSUES AFFECTING MINING OPERATIONS IN ALASKA

     Climate

     The climate in the Fairbanks area is variable. The record temperatures are a low of -54 degrees Celsius (-66F) and a high of 37 degrees Celsius (99F). The mean annual temperature is -3 degrees Celsius (26.5F). The average temperature for the months of April through September is 10 degrees Celsius (50.1F), the average temperature for the months of October through March is -16 degrees Celsius (2.75F). The temperature rises above 22 degrees Celsius (70F) approximately 51 days per year and drops below freezing 225 days per year. The rivers in the region begin to freeze in October and thaw in May. Average annual precipitation in Fairbanks is approximately 12 inches, which includes an average snowfall of 69.3 inches. Mining operations can be conducted in the region throughout most of the year, although exploration is restricted during the winter.

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

     The Company expects that obtaining required permits for proposed activities on the Ryan Lode property may be adversely affected because of its location eight miles from the city of Fairbanks and approximately one-half mile from rural homes, which exposes the Company's proposed activities to greater public interest and scrutiny and increases the potential adverse impacts on humans resulting from the use, storage, or discharge of hazardous materials. If production is to occur directly on the property the Company expects that it may be required to complete an environmental impact statement and be involved in a protracted process with applicable permitting agencies and the public in obtaining required permits. There can be no assurances respecting the time involved to obtain required permits, restrictions on operations that may be imposed as a condition to obtaining such permits, or when production could
commence.   Further, there can be no assurance that the Company will not have to alter its plans in response to government review or public comment, which could adversely affect the financial return to the Company from its proposed activities. La Teko will be required to demonstrate substantial financial responsibility through bonding, deposits, or other means acceptable to governing agencies before resuming operations at Ryan Lode.

     True North

     The True North property is located in a relatively uninhabited area and therefore presents lesser concerns about factors such as light, noise, dust, and visibility considerations in receiving permits. The Cyprus/Amax Gold, Inc., Fort Knox property, located in close proximity to True North has been issued permits to commence production without the necessity of providing a full environmental impact statement. Production facilities have been completed and the project poured its first gold in December 1996. Newmont, as the operator of the True North project, will have the responsibility of permitting the True North project. There can be no assurance that Newmont will continue with development of the True North project or that it will be able to obtain permits without substantial delays and/or extensive expense.

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


SCHEELITE DOME PROPERTY

     The Company has entered into an agreement dated 24 November, 1997 and amended 2 February, 1998 with Kennecott Canada Exploration Inc.(" Kennecott") to acquire 100% of the Scheelite Dome gold property in the Mayo mining district, Yukon Territory, Canada.

     The Company must make Canadian $135,000 ("C") in payments to the underlying property owner and carry out C$800,000 worth of exploration expenditures as follows:

     a)   Pay C$70,000 and conduct C$150,000 of exploration in 1998;
     b)   Pay C$65,000 and conduct C$200,000 of exploration in 1999;
     c)   Conduct C$200,000 of exploration in 2000; and
     d)   Conduct C$250,000 of exploration in 2001.

     Should the Company exercise its option and deliver a feasibility study to Kennecott, Kennecott shall have 60 days in which to elect to reacquire a 49% interest in the project by paying 150% of 49% of the expenditures incurred by the Company, or receive a 2% net smelter return royalty on production from the property.

     The project consists of 587 contiguous claims, totalling 28,700 acres. It is road accessible and located 16 miles northwest of Mayo, Yukon Territory.

     Precious metals were first discovered on the property in 1916 and exploration for both gold and tungsten continued intermittently through to 1990. In 1991, H6000 Holdings Ltd. acquired the property and explored the property for Fort Knox (Alaska) type deposits with disappointing results. Kennecott acquired the ground in 1994 as part of a regional exploration program and carried out geological mapping, geochemistry surveys, excavator trenching and, in 1995, drilled eight diamond drill holes. Results of the work identified numerous structurally controlled mineralized zones adjacent to the area explored by H6000 within an east-west oriented 0.9 miles by 2.2 miles (1.4 kilometers by 3.5 kilometers) area defined by >40 parts per billion (ppb) gold-in-soil anomaly.

     Work by Kennecott in 1997 included the construction of 5.6 miles (9 kilometers) of drill access road, 8 excavator trenches totaling 1.0 linear miles (1.6 kilometers) and the drilling of 13 reverse circulation drill holes totaling 3,451 feet (1,052 meters) within the 40 ppb gold-in-soil anomaly
contour.  Results returned significant gold values.    Continuous chip samples
from one trench returned and uncut average grade of 330 ppb gold over 0.5 miles (0.33 grams gold per tonne over 0.74 kilometer). A second trench returned an uncut average grade of 290 ppb gold over 0.2 miles (0.29 grams gold per tonne over 0.376 kilometers). The highest individual trench assay was 0.60 ounces gold per ton over 14.8 feet (20.60 grams gold per tonne over 4.5 meters). All the drill holes were mineralized, and individual holes ranged from 20 ppb gold over 82 feet ( 0.02 grams gold per tonne over 25 meters) to 480 ppb gold over 95 feet (0.48 grams gold per tonne over 29 meters) and 240 ppb gold over 353 feet (0.24 grams gold per tonne over 107 meters). The highest value encountered was 4,880 ppb gold over 5 feet (4.88 grams gold per tonne over 1.5 meters).

     Work to date has located a number of structurally controlled targets within the gold-in-soil geochemistry anomalies on the property that require trenching and drilling to determine if economic concentrations of gold exist. In 1998 the Company plans to carry out structural mapping and geophysical surveys to further define structural controls of the gold mineralization where the gold may have been localized into higher grade areas in the mineralizing system. Subject to the program results and the Company's resources, a drill program will be focused on testing various targets within the mineralized system.


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

     During January 1997, the Company executed a letter agreement with Oro Blanco Resources Corp. ("Oro Blanco") whereby Oro Blanco has an exclusive, three-year option to explore the Margarita property. During this period, Oro Blanco must complete $500,000 in exploration and issue 125,000 shares of common stock to La Teko, according to the following schedule.

            Common Stock to       Exploration
                La Teko           Expenditures
            ---------------       ------------

Year 1       25,000 shares          $100,000
Year 2       50,000 shares
Year 3       50,000 shares


      At the end of the option period, Oro Blanco can acquire a 100% interest in the Margarita property by paying the Company $100,000 in cash. The Company retains a 1% net smelter return production royalty. Minimum annual royalties are payable $50,000 on the fourth anniversary date, $75,000 on the fifth anniversary date, and $100,000 on the sixth and subsequent anniversaries. Advance minimum royalties will be applied against net smelter royalties during the life of the mine. The final agreement has not been concluded and there are no assurances that Oro Blanco will complete the agreement nor complete the terms of the agreement.

INTERNATIONAL FREEGOLD MINERAL DEVELOPMENT, INC. AND SILVERADO GOLD MINES LTD. INTERESTS

      On July 19, 1994, La Teko entered into an agreement with International Freegold Mineral Development, Inc. ("Freegold"), respecting the acquisition of its stock. Pursuant to the agreement, La Teko acquired 750,000 shares of Freegold common stock for $231,069 in July 1994 and a further 750,000 shares for $269,844 in July 1996, for a total of 1.5 million shares for $500,913.

      La Teko continues to own 1.5 million shares of Freegold constituting approximately 8% of the issued and outstanding stock of Freegold, which had a current market value as of December 31,1997, of $325,000, based on the closing sales price for such stock as of such date on the Vancouver Stock Exchange, converted to U.S. dollars. Because of the nature of the limited trading market for Freegold stock, there can be no assurance that the Company would be able to liquidate its position readily or without a loss if it should desire to do so.

      Under the terms of the agreement to sell the Ryan Lode property La Teko received 1 million shares of Silverado constituting approximately 1% of the issued and outstanding stock of Silverado, which had a current market value as of December 31, 1997 of $250,000 based on the closing sales price on Nasdaq. There can be no assurance that the Company would be able to liquidate its position readily or without a loss if it should desire to do so.

LIMITED TITLE TO UNPATENTED MINING CLAIMS

      The Ryan Lode and the Margarita claim groups include Federal unpatented mining claims. The Ryan Lode and True North groups include Alaska unpatented mining claims. Such claims are subject to inherent uncertainties. Unpatented mining claims, when properly located, staked, and posted according to regulation, give the claimant possessory rights only. Possessory title to an unpatented mining claim, when validly initiated, endures unless lost through abandonment due to failure to perform and file proof of annual assessment work or through a forfeiture which results from an adverse location made while the prior location is in default with respect to the performance of annual assessment work. Because many of these factors involve findings of fact, title validity cannot be determined solely from an examination of the public record. The continuing validity of these claims is subject to many contingencies, including the availability of land for location at the time the location was made, compliance with federal and state regulations for locating claims, the performance of annual assessment work, the payment of annual rental fees and the making of required annual filings with the Bureau of Land Management and the appropriate state authority in which the claims are located. Failure to pay required annual rentals constitutes a statutory abandonment of the mining claim or site. Similar conditions apply to the mining claims which constitute the Scheelite Dome property in the Yukon Territory, Canada.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the last quarter of 1997 no matters were submitted to the stockholders for approval.

                                    PART II


ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock trades on The Nasdaq Stock Market under the symbol "LAORF" and the Vancouver Stock Exchange ("VSE") under the symbol "LAO" . The high and low closing sales prices for the Company's common stock as quoted on The Nasdaq Stock Market for the quarterly periods indicated are as follows:


        THE NASDAQ STOCK MARKET  SALES PRICES

                    Canadian Dollar*     U.S. Dollar
                      Low     High     Low         High
      1996          ------  ------   ------      ------
1st quarter         $ 2.66  $ 4.71   $ 1.94      $ 3.44
2nd quarter           3.31    4.55     2.41        3.31
3rd quarter           2.91    4.13     2.16        3.06
4th quarter           2.54    3.46     1.88        2.56
      1997
1st quarter         $ 2.08  $ 2.96   $ 1.53      $ 2.18
2nd quarter           1.43    2.34     1.03        1.69
3rd quarter           1.30    1.73     0.94        1.25
4th quarter           0.66    1.59     0.47        1.13

* Quotations converted to Canadian dollars at the approximate exchange rates prevailing during the individual quarter.

   The high and low closing sales prices for the quarterly periods indicated on the VSE are as follows:

      VANCOUVER STOCK EXCHANGE SALES PRICES

                    Canadian Dollar*    U.S. Dollar
                     Low     High     Low     High
      1996          ------  ------   ------  ------

1st quarter         $ 2.61  $ 5.00   $ 1.91  $ 3.65
2nd quarter           3.00    4.50     2.20    3.30
3rd quarter           2.75    3.95     2.04    2.93
4th quarter           2.45    3.45     1.81    2.52
      1997
1st quarter         $ 2.17  $ 2.72    $1.60  $ 2.00
2nd quarter           1.68    1.97     1.21    1.42
3rd quarter           1.20    1.60     0.87    1.16
4th quarter           0.75    1.60     0.53    1.13

* Quotations converted to US dollars at the approximate exchange rates prevailing during the individual quarter.

   As of March 18, 1998 there were 463 United States stockholders of record holding 22,078,367 common shares or approximately 94% of the shares issued and outstanding, and 122 Canadian stockholders of record holding 1,254,423 shares, or approximately 5% of the shares outstanding.

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

   As a result of the Canada-US Free Trade Agreement, the Act was amended in January, 1989 to provide distinct threshold levels for Americans who acquire control of a Canadian business. The threshold levels for Americans were gradually raised until 1992.

   A Canadian business is defined in the Act as a business carried on in Canada that has a place of business in Canada, an individual or individuals in Canada who are employed or self-employed in connection with the business and assets in Canada used in carrying on the business.

   An American, as defined in the Act, includes: an individual who is an American national or a lawful permanent resident of the US; a government or government agency of the US; an American-controlled entity, corporation or limited partnership; and a corporation, limited partnership or trust of which two-thirds of its board of directors, general partners or trustees, as the case may be, are non-Canadians or Americans.

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

   A non-Canadian is prohibited from implementing an investment reviewable under the Act unless the investment has been reviewed and the Minister responsible for Investment Canada is satisfied or is deemed to be satisfied that the investment is likely to be of net benefit to Canada. If the Minister is not satisfied that the investment is likely to be a net benefit to Canada, the non-Canadian shall not implement the investment or if the investment has been implemented, shall divest himself of control of the business that is the subject of the investment.

   A non-Canadian or American making an investment to establish a new Canadian business or an investment to acquire control of a Canadian business which investment is not subject to review under the Act, must notify Investment Canada within prescribed time limits of such investments.

TAXATION

   Generally, dividends paid by Canadian corporations to non-residents shareholders are subject to a withholding tax of 25% of the gross amount of such dividends. However, Article X of the reciprocal tax treaty between Canada and the United States reduces to 15% the withholding tax on the gross amount of dividends paid to residents of the United States. A further 5% reduction in the withholding tax rate on the gross amount of dividends is applicable when a US corporations owns at least 10% of the voting stock of the Canadian corporation paying the dividends. Prior to the redemption of its convertible debentures, the Company withheld income taxes at applicable rates and forwarded said amounts to Revenue Canada in accordance with regulations applicable to non-resident security holders receiving interest/dividends from a Canadian corporation.

DISPOSITION OF SHARES BY NON-RESIDENTS OF CANADA

   A non-resident who holds shares of the Company as capital property will not be subject to tax on capital gains realized on the disposition of such shares unless such shares are "taxable Canadian property" within the meaning of the Income Tax Act (Canada) and no relief is afforded under any applicable tax treaty. The shares of the Company would be taxable Canadian property of a non-resident if at any time during the five-year period immediately preceding a disposition by the non-resident of such shares not less than 25% of the issued shares of any class of the Company belonged to the non-resident, to persons with whom the non-resident did not deal at arm's length or to the non-resident and any person with whom the non-resident did not deal at arm's length.

RECENT SALES OF UNREGISTERED SECURITIES

   During 1997, the year covered by this report, the Company did not sell any securities that were not registered under the Securities Act.


ITEM 6.SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto.
                                         YEARS ENDED DECEMBER 31,
                                 1997     1996     1995     1994     1993
                                ------   ------   ------   ------   ------
                              (In thousands, except per share amounts)

Statements of Operations Data:
Operating revenue before        $    ---  $   ---  $   ---  $   ---  $   ---
expenses
Income (loss) from operations    (1,461)  (1,493)  (1,200)  (1,228)  (1,389)

Net Income (loss)                (1,462)      956    (365)  (1,370)  (1,559)
Income (Loss) per common share    (0.06)     0.04   (0.02)   (0.06)   (0.08)

BALANCE SHEET DATA:
Total Assets                     $12,661  $14,491  $13,871  $13,124  $12,111
Long term debt                       ---      ---      360    1,073    1,068
Cash dividends per common            ---      ---      ---      ---      ---
share
Accumulated deficit            $ (5,756)$ (4,294)$ (5,249)$ (4,884)$ (3,515)



ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Commencing in 1990, the Company discontinued mining operations at the Ryan Lode and embarked upon an extensive exploration program to further delineate the extent of mineral reserves on the Ryan Lode property and other mineral properties, particularly the True North property. The Company has had no income from sales of mineral product since 1990 and will continue to sustain exploration, general and administrative and mine property expenses through 1998 without income from operations. The Company has provided for recent years' operations primarily from the receipt of funds from Newmont pursuant to the True North JV Agreement and the cash proceeds from issuance of common stock. It is anticipated that cash currently on hand combined with marketable securities are sufficient to cover committed 1998 expenditures. The Company is considering a sale of securities to increase the working capital of the Company. Any such sale is subject to La Teko and a financing party agreeing to price, terms and conditions of a sale of La Teko common shares.

CURRENCY EXCHANGE RATES

     All dollar amounts included in the Company's financial statements and related discussion are in US dollars, except where noted otherwise as Canadian dollars ("C"). In accordance with SFAS No. 52, Foreign Currency Translation, any prior period adjustments resulting from transaction of Canadian dollars into US dollars have been accumulated and reported as a separate component of shareholders' equity. Prior to 1990, purchases of balance sheet items were translated at year-end exchange rates except as pertaining to certain asset acquisitions wherein exchange rates on specific dates of acquisition were used. Subsequently, all financial transactions have been reported in US dollars and Canadian transactions translated at exchange rates prevailing on specific transaction dates. Any effects of conversion of Canadian dollars to US dollars related to either current or prior period financial statements are insignificant.

     The following table sets forth the exchange rates utilized for converting one Canadian dollar to one US dollar for the past five years.



                  EXCHANGE RATE
------------------------------------------------
Year     Average     High       Low     Year-end
----     -------     ------    ------   --------
1993      0.7754     0.8052    0.7442    0.7567
1994      0.7325     0.7631    0.7105    0.7135
1995      0.7282     0.7514    0.7035    0.7334
1996      0.7365     0.7515    0.7234    0.7297
1997      0.7223     0.6944    0.7493    0.6990


RESULTS OF OPERATIONS

     Income

     As noted above, the Company has not received operating revenues during any of the last three years.

     Expenses

     During 1997, the Company expended approximately $551,143 for capitalized costs associated with the exploration and development of its mineral properties as further discussed in the statement of cash flows and Note 2 of the accompanying Notes to Consolidated Financial Statements.

     Operating and mine maintenance expenses increased 40.7% to $388,000 for 1997 as compared to $276,000 in 1996, and increased 82.3% in 1996 from $151,000
in 1995.   The increases between 1997, 1996 and 1995 were due principally to changes in salaries, wages and employee benefits and contract services, primarily related to the increased level of environmental compliance and reclamation efforts associated with the Ryan Lode mine and its spent heap-leach pads. The Company has made a concentrated effort to restore the main areas of disturbance related to the earlier mining operations. In 1997 there were also costs for an environmental assessment of the property done in conjunction with the proposed sale of the property to Silverado.

     New prospect evaluation expenses decreased 74.1% to $14,000 for 1997 as compared to $56,000 in 1996, and $37,000 in 1995 for this effort. The decrease in the current period reflects both a shift in focus to test the Company's portfolio of projects acquired since 1995 and a more focused effort in seeking new exploration prospects. The Company's strategy is to focus on gold projects with targets suitable for drilling in Alaska and the Yukon. The Company investigates other opportunities only on a selective basis.

     General and administrative expenses, including corporate and project overhead, decreased 9.7% to $864,000 for 1997 as compared to $956,000 in 1996, and increased in 1996 41.8% from $675,000 in 1995. There were a number of substantial changes in the Company's organization which impacted the general and administrative expenses in 1997 compared to 1996. The Company moved its head office to Vancouver, British Columbia, and consequently, the Salt Lake City, Utah office was shut down. The Fairbanks, Alaska office was also closed at the end of 1997 as a result of the sale of the Ryan Lode property to Silverado. Overall the decrease was largely due to the compensatory stock options calculation. Some other categories increased due to costs incurred during the transition period of the organizational changes and to support increased exploration activities; costs in these categories are expected to decline hereafter as further major organizational changes are not currently planned and exploration activities are anticipated to decline in 1998. Specifically, significant items as a result of the above factors follow. The Company recognizes compensatory expense on the issuance of director and employee stock options in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees". Compensatory stock option expense for officers, directors and employees during 1997 were $(43,000) compared to $188,000 in 1996. Salaries and employee benefits increased to $357,000 in 1997 from $307,000 in 1996. Employee termination payments due to the office closures were $47,000 in 1997. Office and general costs increased to $89,000 from $29,000 due to having three offices for a period of time, as well as including various costs in this category rather than two other categories which both declined: Other, which declined from $53,000 to $36,000 and the Shareholder Expense category, which declined to $8,000 from $32,000. Rent costs increased to $60,000 in 1997 from $28,000 in 1996; again due to having three offices for a period of time as well as having an office dedicated to the Company's business. Legal fees decreased to $58,000 in 1997 from $79,000 in 1996. Consulting fees decreased to $53,000 in 1997 from $105,922 in 1996. A major portion of the 1997 consulting fees were associated with the Toronto Stock Exchange listing application, while the 1996 cost included fees for a valuation of the Company and its gold resources to guide directors in long range strategic planning for the Company. Accounting costs increased, largely as a result of the organization changes while the move discussed above occurred, to $42,000 from $22,000.

     Depreciation was approximately equal for each of the last three years as the Company had no significant changes in depreciable property.

     Royalty and lease expenses were $150,000 in each of 1997 and 1996, and decreased 47.7% in 1996 from $287,000 in 1995. Royalty expense for the past two years have consisted only of the annual minimum royalty payment on the Ryan Lode mine inasmuch as minimum royalties associated with the True North properties were assumed by Newmont under the JV Agreement. Until June 1995, the Company paid minimum royalties on its Ryan Lode and True North properties. True North minimum royalties payable after entering into the joint venture with Newmont in June 1995, have been paid by Newmont.

     Other Income

     The Company had interest income of $64,000 in 1997 versus the small amount of $8,000 in 1996 and the interest expense of $63,000 in 1995. This change is due to a combination of the elimination of long-term debt, which was completely paid off in 1997, and the increase in cash and short-term money market instruments held by the Company.

     As the Company has received all cash payments from Newmont under the True North JV Agreement and did not conclude any other property transactions for cash, there was no gain on sale of mineral property in 1997. In 1996, the Company received $2,447,000, an increase of 76.9% from 1995 when $1,383,000 was received. The gains reflect the receipt of $6.0 million from Newmont for the disposition of an interest in its True North property, for which the total gain is $3,830,684.

     The Company abandoned $41,000 of mineral property in 1997, an increase from 1996 when there was no abandonment of mineral property, while it reported $454,000 in 1995. The 1997 abandonment relates to the Lucky Gulch property in the Denali Mining District and the 1995 abandonment relates to a claim group adjacent to the Company's Ryan Lode property.

     The Company recorded a loss on the sale of equipment of $24,000 in 1997 versus a small gain of $8,000 in 1996 and a small loss of $8,000 in 1995. The 1997 loss relates to realizing less than the depreciated value of equipment disposed as a result of closing the Fairbanks office and selling the Ryan Lode property to Silverado (See further details in Part I, Item 2, Properties - Ryan
Lode).

     As a result of net operating losses carried forward for income tax reporting purposes, except as pertaining to nominal alternative minimum taxes, the Company will pay no corporate income tax on income reported form the proceeds received from Newmont.

     Net Income (Loss)

     Net income decreased to a loss of $1,462,000 or $0.06 per issued and outstanding share for 1997, as compared to positive income of $955,000, or $0.04 per issued and outstanding share for 1996, and a loss of $365,000 in 1995. The net income in 1995 and 1996 was positively impacted by the receipt of $2.5 million in 1996 and $3.5 million in 1995 from Newmont for the True North property acquisition. Fully diluted earnings per share were not materially lower than primary earnings per share during 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During 1997 and 1996, the Company relied principally on net cash provided from investing activities, namely the sale of a 65% interest in its True North property to Newmont under the JV Agreement to fund its cash requirements for general and administrative costs, ongoing exploration and development projects, and redemption of outstanding debentures. During 1995, cash provided by payments from Newmont was supplemented by cash from the sale of securities to fund operations. The Company will receive no further cash payments from Newmont under the JV Agreement.

     With no revenue generating operations, operating activities used net cash of $1,536,000 during 1997, a 26.4% increase over $1,215,000 used in 1996, which was a 5.3% increase from net cash of $1,155,000 used in 1995. In 1997, the $1,462,000 loss included a non-cash expense of $45,000 in depreciation and a non-cash change of $(43,000) in compensatory stock options. During 1996, the Company's $956,000 net profit was impacted by $2,500,000 cash received from Newmont resulting in a $2,447,000 gain on sale of the True North interest discussed as an investment activity below and non-cash expenses of $188,000 for compensatory stock options and $55,000 for depreciation. In 1995, the Company's $365,000 net loss was impacted by Newmont's payment of $3,500,000 resulting in a $1,383,000 gain relating to the True North transaction and non-cash expenses of $454,000 abandonment loss related to the Mohawk claims near the Ryan Lode, $64,000 in compensatory stock options and $51,000 in depreciation.

     Investing activities consumed net cash of $677,000 in 1997, a 138.3% decrease compared to providing net cash of $1,762,000 in 1996, a 39.4% decrease as compared to the $2,906,000 provided from such activities in 1995. In 1996 and 1995, the largest component of this item was the receipt of $2,5000,000 and $3,500,000 in 1996 and 1995, respectively, from Newmont, related to the sale by the Company of an undivided 65% interest in the True North property. The Company will receive no further cash payments from Newmont under the JV Agreement. The Company invested $761,000 in mineral properties and exploration costs during 1997. These costs were associated with the Company's 35% share of acquisitions to the True North JV, for which no costs were incurred in 1996, as well as larger programs to continue exploration, development and acquisition costs for the Ryan Lode and other early stage exploration prospects. The Company invested $413,000 in mineral properties and exploration costs during 1996 associated with the Ryan Lode, as well as other early stage exploration prospects acquired during the year. During 1995, the Company invested $595,000 in mineral properties and exploration costs, principally associated with the True North property before such costs were assumed by Newmont in June 1995 under the JV Agreement. (See Note 2 to Consolidated Financial Statements).

     Financing activities used net cash of $365,000 in 1997, as $373,000 of outstanding debentures were redeemed. In 1996, financing activities used net cash of $478,000 as $700,000 used to redeem outstanding debentures exceeded the $222,000 in proceeds received from the issuance of common stock on exercise of options. During 1995, financing activities provided net cash of $946,000 principally from the sale of common stock and proceeds from debt financing were approximately equal to principal reductions.

     On December 31, 1997, the Company had working capital of $633,000 which the Company believes, combined with its investments of $751,000 is sufficient to meet the Company's committed expenditures for 1998 as discussed below.

     The Company will receive no further cash payments from Newmont under the True North JV Agreement, and has no operating revenue. Therefore, the Company will be dependent on its existing capital resources to meet budgeted expenditures. During 1998 and beyond, the Company will require additional capital to provide a portion of the capital that may be required for large scale production at the True North property, or before initiating production on the Ryan Lode property if the Company elects to bring it into production without another party, or to undertake significant other exploration activities. In order to meet such long-term needs, it will be necessary to obtain required capital from the sale of securities, possible new joint venture or similar arrangements, project financing or other sources. There can be no assurance that any required additional funds will be available or can be obtained on terms favorable to the Company.

     The Company has outstanding options exercisable during 1998 to purchase an aggregate of 1,369,000 shares of common stock at an average exercise price of $1.84 per share, for a total of $2,513,965, but cannot predict whether any material number of such options will be exercised. The Company has outstanding options, all of which will become exercisable prior to 2000, to purchase an aggregate of 1,644,000 shares of common stock at an average exercise price of $1.81 per share, for a total of $2,967,420, but cannot predict whether any material number of such options will be exercised.

PROJECTED 1998 REQUIREMENTS

     During 1998, the Company's plans are subject to consideration being given to a sale of securities to increase the working capital of the Company. It is not known at this time if a sale will be completed. In addition the Company was notified on March 26, 1998 that Silverado will not proceed with the purchase of the Ryan Lode property. During the period when payments due the company from Silverado for the Ryan Lode property were overdue (after January 27, 1998) and while consideration is being given to a sale of securities the Company budgeted approximately $700,000 to continue with the True North project under joint venture with Newmont, fund the continuation of basic activities at the Ryan Lode mine and other prospects and meet other ongoing operating expenses. The Company will revise the interim budget subject to the outcome of the sale of securities and evaluating the courses of action for the Ryan Lode property.

True North

     The Company anticipates that Newmont will continue to expand the True North property through additional staking or leases or options with third parties, which will require the Company to reimburse Newmont the Company's 35% proportionate share of the initial acquisition costs. In addition, the Company will continue to monitor Newmont's exploration activities to assist the Company in evaluating its long-range participation on the project; including the feasibility of placing the property into production, possible costs, and sources or project funding should the nature and extent of the project exceed Newmont's obligation to provide the first $21,000,000 in funding as discussed above and in future years require the Company to bear its share of additional costs. (See "Item 2. Properties"). The Company has budgeted approximately $85,000 during 1997 for the foregoing.

     Newmont has advised that it intends to continue with the True North Joint Venture and that it is planning substantial metallurgical and engineering work as well as additional exploration and development work during 1998. However, decisions by Newmont respecting its True North activities are beyond the ability of the Company to predict or control. Newmont's decisions may be affected by the results of its exploration and development work to date or to other external factors impacting Newmont, that are only remotely related to the True North
property or its potential.   Accordingly, the Company has no guarantee that
Newmont will continue. In the event of termination by Newmont, the Company will reacquire, at no cost, Newmont's 65% interest in the True North project, including subsequently acquired acreage, together with all exploration data, and the Company will then become obligated for the continuing carrying costs and expenses of the True North project. Newmont and La Teko may also each choose to sell its interest in the JV Agreement, and the other participant has a preemptive right for 60 days from the date of receiving a notice stating the price and terms to elect to acquire the offered interest. If the preemptive right is not exercised the offering participant has 120 days to consummate the transfer to a third party at a price and terms no less favorable than in the notice.

     As discussed in "Item 2. Description of Properties", Newmont advised La Teko of its intent to delay the completion of a feasibility study pending continued exploration and development drilling, designed to delineate the full potential of the True North project. As of December 31, 1996, development drilling, outside of the confines of the Hindenburg/Shepard current reserve area will be at Newmont's sole expense and not considered as credits towards its $18 million obligation required to place the True North property into production. Newmont represents that it has expended funds in excess of its required $3 million commitment for 1995 and 1996. Such excess expenditures will apply towards the remaining $18 million development commitment.

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

     If Newmont determines that the results of the feasibility study do not warrant development of the True North property, then Newmont will be deemed to have elected to terminate the joint venture and will re-convey the 65% interest in the True North property, which as deeded to Newmont at the inception of the joint venture with no required reimbursement of monies paid to La Teko or expended on the property.If the preemptive right is not exercised the offering participant has 120 days to consummate the transfer to a third party at a price and terms no less favorable than in the notice. If Newmont determines, in its sole discretion, that the results of the feasibility study warrant development of the True North property, then the joint venture will proceed with development and the initiation of production pursuant to the terms of the joint venture agreement.

     In the event the Company regains control of the True North property as a result of Newmont's election not to continue or a sale of its interest in the JV Agreement, the Company would pursue other alternatives for further exploration and development of the project and, if warranted, placing it into production by obtaining the necessary funds to do so, through the sale of securities, other arrangements with third parties, project financing or other alternatives that may then be available. In the event such circumstances arise, there can be no assurance that La Teko will obtain a satisfactory joint venture partner or be in a position to acquire the funds necessary for continued development of the property of the acquisition of production facilities.

     Ryan Lode

     The Company was notified on March 26, 1998 that Silverado will not proceed with the purchase of the Ryan Lode property.

     The Company will consider whether to develop the Ryan Lode property as a gold mine, to joint venture or sell the project to another mining company, or to complete the reclamation program on the property without further production.
The amount required for 1998 is subject to which alternative occurs. Should a development option be chosen, the Company will immediately commence the permitting application process and begin detailed drilling and engineering studies leading to a feasibility study. However, the Company has not competed any arrangement with an industry or financial partner to place the Ryan Lode project into production, and there can be no assurance that a suitable partner will be available to assist with the development of the Ryan Lode property.

     La Teko does not now have the necessary capital to place the Ryan Lode into production. The Company will rely principally on the sales of securities and debt financing or the procurement of an industry or financial joint venture partner to meet its future Ryan Lode capital requirements. There is no assurance that funds for these purposes will be available or that a suitable partner will be found. Future sale of additional securities could result in dilution of the financial interest of existing shareholders.

     Prospect Exploration and Evaluation

     During 1998, the Company estimates that it will spend approximately $55,000 in preliminary exploration preparations and property payments related to its Juniper, Twin Buttes, Discovery Gulch and Scheelite Dome prospects. Further amounts will be budgeted when the events described above are concluded. The Company also will continue its efforts to expand its mineral property base during 1998. The amounts spent on any single existing or potential prospect will vary, depending on the results of initial work, estimated potential and other factors.

     Other Operating Expenses

     The Company has budgeted approximately $525,000 for ongoing corporate and project general and administrative expenses.

COMMITMENTS AND CONTINGENCIES

     Operations are subject to certain lease and royalty obligations as described in "Item 2. Description of Properties" and in Note 2 of the Notes to Consolidated Financial Statements.

     The Company carries insurance against property damage including insurance on its machinery and equipment and motor vehicles and also comprehensive general liability and liability policies applicable to motor vehicles. The Company has elected not to insure against business interruption.

     The Company cannot insure for environmental pollution and has elected not to insure for mine cave-ins's, mine flooding, earthquake and other possible natural hazards consistent with industry practice. La Teko may in the future be exposed to contingencies relating to the foregoing or liabilities that may arise under the governmental regulations relating to the environment as discussed in "Item 2. Description of Properties: Government Regulation and Environmental Considerations". The Company is not aware of any existing material contingencies respecting compliance of its previous activities with environmental requirements.

     The Company has implemented procedures to minimize the possibility of chemical spills, especially in its drilling and heap-leaching operations.

CHANGING PRICES, CURRENCY EXCHANGE RATES,  AND INFLATION

     The value of the Company's properties and its proposed operations have been and will continue to be affected generally by changes in gold prices. The Company's ability to obtain exploration capital through joint ventures or other arrangements with other mining firms and attract additional capital, if required, through the sale of securities or borrowings on attractive terms are also affected by gold prices. Such prices are subject to substantial fluctuations that are beyond the ability of the Company to control or predict. Currently gold prices are at low levels which were last experienced in 1985. The level of gold exploration activity has been negatively impacted in 1998 by these low prices and the equity prices of gold mining and exploration companies are also at low levels which reflect the gold prices. Should the gold price continue at the current low levels or decline further the Company's ability to obtain exploration capital through joint ventures or other arrangements with other mining firms and attract additional capital, if required, through the sale of securities or borrowings on attractive terms and, with respect to the True North project, the programs, expenditures or actions of Newmont, would likely be negatively impacted.

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's operations. Similarly, the Company's operations, all of which except for its executive offices and newly acquired Scheelite Dome project are located in the United States, are not materially affected by fluctuations in the exchange rate between Canadian and US dollars.


YEAR 2000

     The Company uses computers principally for processing and analyzing geophysical and geological data, map making and administrative functions such as word processing, accounting, and management and financial reporting. The Company's principal computer systems have been purchased since December 31, 1996. The Company has discussed with its computer consultants Year 2000 computer problems which may occur internally. Due to the relatively small size of the Company, it is believed sufficient to conduct an evaluation in late 1998 or early 1999 to identify specific problems the Company may be exposed to with its computer hardware and software in use at that time. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. The Company intends to modify or replace those systems that are not year 2000 compliant. The Company estimates that the cost to redevelop, replace or repair its technology will not be material. In addition to its own computer systems in connection with its activities in the United States and in Canada, the Company interacts with suppliers, customers, creditors and financial service organizations domestically and globally who use computer systems. Although the Company intends to interact only with those third parties that have year 2000 compliant computer systems, it is impossible for the Company to monitor all such systems, particulary those of parties in another country. There can be no assurance that such systems will not have material adverse impacts on the Company's business and operations.


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

       None.




                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a listing of the current directors and officers of the
Company:


          Name            Age            Position Held
----------------          ---  ----------------------------------
Robert W. Gentry          50   Chairman and Director

Gerald G. Carlson         52   President, Chief Executive Officer
                               and Director

Gordon J. Fretwell        44   Secretary and Director

John S. Auston            60   Director

Douglas R. Beaumont       65   Director

John R. Hardesty          58   Director

Stuart Havenstrite        65   Director



     Directors have been elected to serve until the next general meeting of shareholders which is expected to be held in May or early June, 1998. Directors are elected annually and serve for a period of one year and until their successors are elected and qualified. Based upon Canadian corporate regulatory provisions, a majority of the Company's directors must be Canadian residents. The officers serve at the pleasure of the Board of Directors.

BUSINESS BIOGRAPHIES

     Officers and Directors

     ROBERT W. GENTRY has held several key positions with the Ford Bank Group from 1982 through 1992 including that of Senior Vice President, First National Bank, Lubbock, Texas (July 1991 to May 1992), president/CEO of United National Bank of Denton, Texas (December 1987 to July 1991), President/CEO of First National Bank of Borger, Texas (June 1985 to January 1986), organizing president of United National Bank of Dallas, Texas (May 1984 to December 1987), and organizing Vice-chairman of Ford Capital, Ltd., Dallas, Texas (January 1986 to May 1992). Mr. Gentry is President and 50% owner of Genoa Management Company of Dallas, Texas, involved in asset and portfolio management advice to 23 Texas community Banks. He is also Chairman of the Board of Lake Cities State Bank in Lake Dallas, Texas; and President of Lake Cities Financial Corporation. Mr. Gentry is a graduate of Texas Tech University with a B.A. degree in finance.
Mr. Gentry became a Director of La Teko in May 1995 and served as President from February 27, 1996 to December 2, 1996.

     GERALD G. CARLSON, Ph.D., P. Eng. has been involved in mineral exploration and junior exploration company management for over 25 years. Mr. Carlson's educational background includes the following degrees: B.A. Sc. 1969 from the University of Toronto; M.Sc 1974 from Michigan Technological University and Ph.
D. 1978 from Dartmouth College, New Hampshire. He is past President of ConSil Corp. (June 1995 to November 1996), past Vice President, Exploration, for Dentonia Resources Ltd. (February 1994 to May 1995). Both positions included management of exploration activities in Mexico and the Northwest Territories. He became President, Chief Executive Officer and a Director of La Teko on December 2, 1996, and continues to serve as a member of the Board of Directors of Dentonia Resources Ltd.

     GORDON J. FRETWELL has been engaged for over 15 years in the private practice of law, in the last several years through his own law firm, in Vancouver, British Columbia. Mr. Fretwell specializes in securities and mining law and acts for several public companies engaged in the mineral resource sector. Mr. Fretwell was appointed as a Director of the Company on November 24, 1995 and was elected Corporate Secretary on February 27, 1996.

     JOHN S. AUSTON is a geologist with 39 years of diversified world-wide experience in the precious metals, base metals, uranium and coal mining industries in Canada, the United States, and Australia. He was involved for many years in Canadian, U.S., and Australian mineral exploration and mining activities of the Selection Trust Group of London (May 1959 to June 1980) and British Petroleum (June 1980 to September 1992). He is past president and CEO of Granges, Inc. (July 1993 to June 1995) and HyCroft Resources of Vancouver (July 1993 to June 1995). Since August 1996 he has served as Director, President and Chief Executive Officer of Ashton Mining of Canada Inc. Mr. Auston is a graduate of McGill University with the degrees of Bachelor of Science and Master of Science (Applied). He became a Director of La Teko on June 5, 1996.

     DOUGLAS R. BEAUMONT is a professional engineer. His forty years of mining experience include project development and design and operation of mineral processing plants. He retired in 1997 from his position as Senior Vice President - Technical for Kilborn, SNC - Lavalin, having joined the Kilborn group of companies in 1979 and serving as Executive Vice President for international operations. He became a Director of La Teko on June 5, 1996.

     JOHN R. HARDESTY has been for over five years the owner and president of Thermo Dynamics, Inc., Laughlin, Nevada, and Chairman of Electro Dynamics Crystal Corporation, Inc., Overland Park, Kansas. He is a previous owner of Dixson, Inc., Grand Junction, Colorado (January 1988 to March 1995). He is a graduate of Wayne State University with a B.S. degree in business administration, majoring in accounting. He is a non-practicing certified public accountant having been a past audit manager with Ernst & Young, Certified Public Accountants from 1962 through 1968. From 1968 through 1986 he was involved extensively in corporate finance and sales with other business entities. He has been an operations manager with expertise in manufacturing, finance, administration, sales and corporate strategic planning and acquisitions. Mr. Hardesty currently serves as a Director of Powerhouse Technologies. He became a La Teko Director in May 1995.

     STUART HAVENSTRITE has a B.S. in Geology from Stanford University. He has been President of Havenstrite Management Services Inc. since 1990. The Company provides consulting services in evaluation, exploration and development of mining properties in the United States, Canada and Mexico. From 1970 until 1990, Mr. Havenstrite held several positions, including President and Director of Silver King Mines Inc. (changed to Alta Gold Inc. in 1987).

     Corporate Affairs Manager

     MARK FIELDS, P.Geo., has a Bachelor of Commerce (Honours) from Queen's University in Kingston, Ontario in 1976 and a Bachelor of Science in Geology from the University of British Columbia in 1986. He joined the Company on August 25, 1997 as Corporate Affairs Manager. He worked with the Rio Tinto group from 1991 to 1997 where he participated in the successful acquisition and development of the Lac de Gras diamond interests. From 1988 to 1991 he was employed by First Exploration Fund which provided financing to 75 junior Canadian exploration companies for projects across Canada.

     Consulting Geologist

     RICHARD A. HUGHES was the project manager for the Ryan Lode Mine, a position which he held from March, 1993 to December, 1997. Mr. Hughes was President and Mining Consultant for BTW Mining & Exploration from 1983 to 1994. From 1988 to 1989, Mr. Hughes was employed by Valdez Creek Mining Company, Inc., as the General Manager of a large open-pit placer mining and wash plant opera-tion. Prior to that time, from 1981 to 1987, Mr. Hughes was with ARCO Alaska, Inc., as the quality assurance and safety director at Prudhoe Bay, Alaska. From 1977 to 1981, Mr. Hughes worked with Exxon Minerals Company, where he was the project manager of an underground project in New Mexico and assistant manager of a uranium operation in Wyoming. Mr. Hughes has been employed in the mining industry in various other capacities since 1960. He is a registered professional mining engineer in Alaska and Nevada. Mr. Hughes received a Bachelor of Science degree in Mining Engineering from the University of Nevada in 1960.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except that Douglas Beaumont and John Hardesty failed to make timely filings of their initial ownerships after being appointed directors and Gerald Carlson failed to make timely filings of his initial ownership after being appointed an officer and director.


ITEM 11.  EXECUTIVE COMPENSATION

     Gerald G. Carlson became President and Chief Executive Officer of La Teko and was appointed to the Board of Directors on December 2, 1996. Annual compensation as an employee of the Company is approximately $104,000 per annum.

SUMMARY COMPENSATION

     The following table sets forth the compensation for the preceding three years received by each person who served as the Chief Executive Officer of the Company during 1997 (a "Named Executive Officer"). No other executive officer received compensation in excess of $100,000 for any such year.

                                                  LONG TERM COMPENSATION


                         ANNUAL COMPENSATION          AWARDS        PAYOUTS

      (A)        (B)     (C)      (D)     (E)      (F)       (G)      (H)     (I)
                                         OTHER            SECURITIES
                                         ANNUAL RESTRICTE UNDERLYING           ALL
                YEAR                    COMPEN-  D STOCK   OPTIONS/   LTIP   OTHER
   NAME AND     ENDED   SALARY   BONUS   SATION AWARD(S)    SARS    PAYOUTS  COMPEN-
   PRINCIPAL    DEC.     ($)      ($)      ($)     ($)      (NO.)     ($)    SATION
   POSITION      31,                                                          ($)
------------   ------   ------   -----  ------- --------  --------- -------  ------

Gerald G.       1996  $8,837        --     --      --                  --      --
Carlson
President (CEO) 1997  104,016


OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No individual grants of options and stock appreciation rights ("SARs") were made during the last completed fiscal year to a Named Executive Officer or any other other executive officer of the Company.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION/SAR
VALUES

The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by Named Executive Officers of the Company and the fiscal year end values of unexercised options and SARs.

  (a)                 (b)       (c)     (d)               (e)
Name                  Shares   Value   No. of Securities    Value of
                     Acquired Realized    Underlying    Unexercised in-
                        on      ($)       Unexercised      the-money
                     Exercise         Options/SARs at   Options/SARs at
                      (No.)                 FY End          FY End ($)
                                         Exercisable/     Exercisable/
                                         Unexercisable   Unexercisable
                                                              (1)
-----------------   --------  ------  -----------------  -------------
Gerald G. Carlson      ---      ---   300,000/200,000(2)     $0/$0

     (1)  Market price at December 31, 1997 was $0.75 per share.
     (2)  Refer to Item 11. Directors' Stock Options and Compensation

DIRECTORS' STOCK OPTIONS AND COMPENSATION

     There are presently outstanding options for directors, prior directors, consultants and employees of the Company to acquire shares of La Teko stock as follows:


         Name               No. of        Exercise       Expiration Date
                            Shares         Price            (mm/dd/yy)
-----------------           --------   --------------    -----------------
DIRECTORS:
Gerald G. Carlson            500,000        $1.85         12/10/2001-04
Robert W. Gentry             100,000         1.60         11/16/2000-03
                             100,000         2.50            03/14/2001
Gordon J. Fretwell           100,000         1.60         11/16/2000-03
John R. Hardesty             100,000         1.60         11/16/2000-03
John S. Auston               100,000         2.41         06/05/2001-04
Douglas R. Beaumont          100,000         2.41         06/05/2001-04
Stuart Havenstrite            24,000         1.60              08/17/99
                             100,000         1.50         07/16/2002-05
OTHERS:
                              20,000         1.60              03/31/98
                             100,000         2.13              06/30/98
                             100,000         1.60              06/30/98
                              50,000         1.60              12/31/98
                             150,000         1.05         10/08/2002-05
                           ---------
                           1,644,000



     Director options were granted for past and future services on behalf of the Company, are subject to shareholder and Vancouver Stock Exchange approval. Each of the options listed above is contingent upon the optionee's continued employment with the Company, or, in the case where employment has ceased, the expiry date indicated.

     Options granted to directors and employees in 1995 through 1997, except as pertaining to Gerald G. Carlson which are discussed below, are exercisable in increments of 25% of the total granted per year, 25% of the shares at the time of the grant and 25% of the shares following each anniversary date thereafter at $1.60, $2.41, $1.50 and $1.05 per share indicated in the above table. Each incremental option has a five-year maturity from the applicable date of exercise. Of the options granted to Gerald G. Carlson 300,000 are currently exercisable, a further 100,000 will be exercisable on each of December 10, 1998 and 1999 for a five-year maturity from the applicable date of exercise.

     The directors decided in December, 1997 that the non-employee directors fees, which were paid as to $100 for participation in each Board of Directors' meeting held by telephone and $750 for each Directors' meeting attended in person, be forgone until the Company is more robust financially.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the Company's security ownership information as of March 17, 1998 for each director and for all officers and directors of the Company as a group. There were no shareholders believed by the Company to own beneficially more than 5% of the Company's common stock.


                                  Nature of                Percent of
Name of Beneficial Owner       Ownership (1)     Number   Ownership (2)
-------------------------     ---------------    -------  -------------
Directors

Robert W. Gentry              Common             316,200     1.3%
                              Stock Options      175,000     0.7
                                               ---------    ----
                              Total              491,200     2.0

Gerald G. Carlson             Common              18,000      --
                              Stock Options      300,000     1.2
                                               ---------    ----
                              Total              318,000     1.3

John R. Hardesty              Common              60,000     0.2
                              Stock Options       75,000     0.3
                                               ---------    ----
                              Total              135,000     0.5

Gordon J. Fretwell            Common               3,000      --
                              Stock Options       75,000     0.3
                                               ---------    ----
                              Total               78,000     0.3

John S. Auston                Common               4,000      --
                              Stock Options       50,000     0.2
                                               ---------    ----
                              Total               54,000     0.2

Douglas R. Beaumont           Common                  --      --
                              Stock Options       50,000     0.2
                                               ---------    ----
                              Total               50,000     0.2

Stuart Havenstrite            Common              10,000      --
                              Stock Options       49,000     0.2
                                               ---------    ----
                              Total               59,000     0.2

All Executive Officers &      Common             411,200     1.7
Directors
as a group (7 persons)        Stock Options      774,000     3.1
                                               ---------    ----
                              Total            1,185,200     4.8




(1) Unless otherwise indicated, all securities are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.
(2) Calculations of total percentages of ownership outstanding for each individual assumes the exercise of options exercisable as of the date this document held by that individual to which the percentage relates. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all options held by the indicated group.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As explained in Note 7 of the Notes to Consolidated Financial Statements and press releases on November 16, 1995, March 14, 1996 December 10, 1996, July 16, 1997 and October 8, 1997, the Company granted stock options to officers, directors and employees as listed under "Item 11, Executive Compensation" of this report.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                           Page
  Report of Bedford Curry & Co., Chartered Accountants       F-1
  Consolidated Statements of Operations  - For the Years
    Ended December 31, 1995, 1996, and 1997                  F-2
  Consolidated Balance Sheets -  As of   at December 31,     F-3
    1996 and 1997
  Consolidated Statements of Stockholders'  Equity - For
    the Years Ended December 31, 1995 1996, and 1997         F-4
  Consolidated Statements of Cash Flows  - For the Years
    Ended December 31, 1995, 1996, and 1997                  F-5
  Notes to Consolidated Financial Statements                 F-6

(a)(2)  FINANCIAL STATEMENT SCHEDULES.

     The financial statements schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements.

(a)(3) EXHIBITS. The following exhibits are included as part of this report. (See exhibit index in separate exhibit volume):
           SEC
EXHIBIT REFERENCE
 NUMBER   NUMBER              TITLE OF DOCUMENT                  LOCATION


ITEM 3.           ARTICLES OF INCORPORATION AND BYLAWS

3.01        3     Restated and Amended Articles of          Incorporated by
                   Incorporation                            Reference(3)
3.02        3     Bylaws                                    Incorporated by
                                                            Reference(3)

ITEM 3   INSTRUMENTS DESCRIBING THE RIGHTS OF SECURITY
         HOLDERS, INCLUDING DEBENTURES

4.01        4     La Teko Exchanged Debenture Certificate   Incorporated by
                   and related Debenture Agreement          Reference(3)


ITEM 10   MATERIAL CONTRACTS

10.01       10    Agreement dated May 11, 1979, between     Incorporated by
                   Sara L. Bartholomae and St. Joe American Reference(1) Corporation, regarding Ryan Lode claim group
10.02       10    Assignment Agreement dated May 10, 1985   Incorporated by
                   between St. Joe American Corporation and Reference(1) Citigold Mining Company Ltd., regarding
                   Ryan Lode claim group
10.03       10    Mineral Claim Purchase Agreement dated    Incorporated by
                   January 31, 1987, between James Sorrell, Reference(1) Newfields Minerals, (U.S.), Inc.,
                   relating to Margarita claims
10.04       10    Letter Agreement dated January 12, 1990,  Incorporated by
                   between La Teko Resources Ltd. and       Reference(2)
                   Robert Clifford Emerson regarding St.
                   Patrick claim group
10.05       10    Mining Lease dated effective January 1,   Incorporated by
                   1993 between Sara L. Bartholomae and La Reference(3) Teko Resources, Inc., relating to Ryan
                   Lode claim group
10.06       10    Mineral Claim Purchase Agreement between  Incorporated by
                   La Teko Resources Ltd. and Newfields     Reference(3)
                   Minerals (U.S.), Inc., relating to
                   Margarita claims
10.07       10    Letter Agreement dated March 18, 1988,    Incorporated by
                   amending Mineral Claim Purchase          Reference(3)
                   Agreement between James Sorrell and
                   Newfields Minerals, Inc., relating to
                   Margarita claims
10.08       10    Purchase Agreement respecting the Long    Incorporated by
                   Association placer claim acquired from   Reference(4)
                   the University of Alaska Foundation and
                   the Nature Conservancy July 20, 1993
10.09       10    Evaluation and Earn-in Agreement between  Incorporated by
                   AMAX Gold Exploration, Inc. and La Teko Reference(4) Resources Ltd. respecting the True North property, August 30, 1993
10.10       10    Mining Property Transfer Agreement of     Incorporated by
                   December 6, 1993 between AMAX Gold       Reference(4)
                   Exploration, Inc., and La Teko
                   Resources, Inc., respecting the True
                   North property
10.11       10    Mining Property Transfer Agreement,       Incorporated by
                   Amendment No. 1 dated January 10, 1994, Reference(4) between AMAX Gold Exploration, Inc. and
                   La Teko Resources, Inc.
10.12       10    Mining Sublease dated December 24, 1990   Incorporated by
                   between Roger Charles Cope and AMAX Gold Reference(4) Exploration, Inc., respecting the True
                   North property
10.13       10    Amendment to Mining Sublease dated May    Incorporated by
                   23, 1991 between Roger Charles Cope and Reference(4) AMAX Gold Exploration, Inc.
10.14       10    Amendment No. 2 to Mining Sublease dated  Incorporated by
                   August 25, 1993 between Roger Charles    Reference(4)
                   Cope and AMAX Gold Exploration, Inc.
10.15       10    Mining Lease dated January 1, 1992        Incorporated by
                   between M. Dennis Shepard and AMAX Gold Reference(4) Exploration, Inc. respecting the True
                   North property
10.16       10    Amendment No. 1 to Standard Mining Lease  Incorporated by
                   dated August 25, 1993, between M. Dennis Reference(4) Shepard and AMAX Gold Exploration, Inc.
10.17       10    Second amended letter dated as of June 6, Incorporated by
                   1995, from Newmont Exploration Limited   Reference(5)
                   to La Teko Resources, Inc. and Ryan Lode
                   Mines, Inc.
10.18       10    Venture Agreement dated as of June 9,     Incorporated by
                   1995, between Newmont Exploration        Reference(5)
                   Limited, La Teko Resources, Inc., and
                   Ryan Lode Mines, Inc.
10.19       10    Letter Agreement dated March 6, 1995      Incorporated by
                   between Newmont Exploration Limited and  Reference(6)
                   La Teko Resources, Inc. and Ryan Lode
                   Mines, Inc.
10.20       10    Mining Lease and agreement dated August   Incorporated by
                   1, 1995, between Vincent F. Howard and   Reference(7)
                   Newmont Exploration Limited regarding
                   additional True North claims in which La
                   Teko participates 35%
10.21       10    Mining Lease and agreement dated August   Incorporated by
                   29, 1995, between Charles B. Woodruff    Reference(7)
                   and Newmont Exploration Limited
                   regarding additional True North claims
                   in which La Teko participates 35%
10.22       10    Mining Lease and agreement dated August   Incorporated by
                   29, 1995, between M. Dennis Shepard and Reference(7) Ronda D. Benish Shepard and Newmont
                   Exploration Limited regarding additional
                   True North claims in which La Teko
                   participates 35%
10.23       10    Letter agreement dated December 2, 1996   Incorporated by
                   between La Teko Resources Ltd, and       Reference(9)
                   Gerald G. Carlson wherein he is hired to
                   become President and Chief Executive
                   Officer of La Teko
10.24       10    Agreement regarding mining claims and     Incorporated by
                   Special Warranty Deed, each dated        Reference(9)
                   October 30, 1996, between Placer Dome
                   U.S. Inc., La Teko Resources, Inc. and
                   Newmont Exploration Limited - True North
                   Project
10.25       10    Letter agreement, offer to purchase       Incorporated by
                   Margarita property by Oro Blanco         Reference(9)
                   Resources Corp. dated January 14, 1997
10.26       10    Form of Stock Option Agreement, with      Incorporated by
                   related schedule of options              Reference(9)
10.27       10    Non-Qualified Stock Option dated December Incorporated by
                   10, 1996 granted to Gerald G. Carlson    Reference(9)
10.28       10    Indemnification Agreement between La Teko Incorporated by
                   Resources Ltd., including a schedule of Reference(9) indemnitees subject thereto
10.29       10    Letter Agreement dated July 10, 1997,     This Filing
                   between the Company and Silverado Gold
                   Mines Ltd. respecting the Ryan Lode
                   property
10.30       10    Option Agreement dated December 19, 1997, This Filing
                   between the Company and Silverado Gold
                   Mines Ltd. respecting the Ryan Lode
                   property
10.31       10    Letter Agreement dated December 18, 1997, This Filing
                   between the Company and Silverado Gold
                   Mines Ltd. respecting the Company's
                   purchase of 1,000,000 shares in partial
                   consideration of the option Agreement
                   dated December 19, 1997
10.32       10    Letter of Intent between the Company and  This Filing
                   Kennecott Canada Exploration Inc. dated
                   November 24, 1997, respecting the
                   acquisition of the Mt. Distin and
                   Sheelite Dome projects
10.33       10    Amendment to Letter of Intent dated       This Filing
                   February 2, 1998, between the Company
                   and Kennecott Exploration Inc.


ITEM 23           CONSENTS OF EXPERTS AND COUNSEL

23.01       23    Consent of Bedford Curry Co., auditors    This Filing

ITEM 27           FINANCIAL DATA SCHEDULE

27.01       27    Financial Data Schedule                   This Filing

(1) Incorporated by reference from Annual Report on Form 20-F for the fiscal year ended December 31, 1988
(2) Incorporated by reference from Annual Report on Form 20-F for the fiscal year ended December 31, 1990
(3) Incorporated by reference from the registration statement on Form S-4, SEC File No. 33-56606
(4) Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 1993.
(5) Incorporated by reference from the registration statement on Form S-2 SEC File No. 33-81886.
(6) Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 1994.
(7) Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 1995.
(8) Incorporated by reference from the registration statement on Form S-8, SEC File No. 333-21225
(9) Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31,1996.

(b)  Reports on Form 8-K

      During the last quarter of the year ended December 31, 1997, the Company filed three interim reports on Form 8-K as follows:

DATE OF EVENT REPORTED                 ITEM REPORTED


August 13, 1997                 Item 5.   Other Events
October 8, 1997                 Item 5.   Other Events
November 25, 1997               Item 5.   Other Events




                                   SIGNATURES



      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, l998.               LA TEKO RESOURCES LTD.
                                     (Registrant)


                                     By /s/ Gerald G. Carlson
                                     President (chief executive and financial
                                     officer and controller)



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 30, 1998



/s/ Gerald G. Carlson
Gerald G. Carlson, Director

/s/ Robert W. Gentry
Robert W. Gentry, Director


Gordon J. Fretwell, Director


/s/ John R. Hardesty
John R. Hardesty, Director

/s/ John S. Auston
John S. Auston, Director


Douglas R. Beaumont, Director