Form 10-K/A
period 1997-12-31
LA TEKO RESOURCES LTD
filed 1998-04-13
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-K/A

                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1997

                         Commission file number 0-10104

                             LA TEKO RESOURCES LTD.
                 (Name of small business issuer in its charter)

  BRITISH COLUMBIA, CANADA                          87-0483319
-------------------------------               -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization                  Ientification No.)

SUITE 500, 625 HOWE ST.                             V6C 2T6
VANCOUVER, B.C.                               -------------------
-------------------------------                     (Zip Code)

         Issuer's telephone number, including area code: (604) 688-0833

Securities registered under Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------
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

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of Form 10-K (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1990). NONE


     Form 10-K filed by La Teko Resources Ltd. on March 31, 1998, is hereby amended to include financial statements which were inadvertently omitted from the original filing.



                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, l998.                    LA TEKO RESOURCES LTD.
                                          (Registrant)


                                         By /s/ Gerald G. Carlson
                                            Gerald G. Carlson, President (chief
                                            executive and financial officer and
                                            controller)

                  CONSOLIDATED FINANCIAL STATEMENTS


                  LA TEKO RESOURCES LTD.

                  VANCOUVER, BRITISH COLUMBIA

                  DECEMBER 31, 1997










                  1.  AUDITORS' REPORT

                  2.  CONSOLIDATED STATEMENTS OF OPERATIONS

                  3.  CONSOLIDATED BALANCE SHEETS

                  4.  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  5.  CONSOLIDATED STATEMENTS OF CASH FLOWS

                  6.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BEDFORD CURRY & CO.
                             CHARTERED ACCOUNTANTS


                                                         Michael J. Bedford Inc.
                                                              John E. Curry Inc.


                                AUDITORS' REPORT










To the Shareholders of La Teko Resources Ltd.

We have audited the consolidated balance sheets of La Teko Resources Ltd. (a Canadian corporation) as of December 31, 1997 and 1996, and the consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the company as at December 31, 1997 and 1996, the changes in shareholders' equity and the consolidated results of its operations and its cash flows for the years ended December 1997, 1996 and 1995 in accordance with United States generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.





Vancouver, British Columbia                                BEDFORD CURRY & CO.
February 28, 1998, except as to Note 11(b)               CHARTERED ACCOUNTANTS
which is as of March 26, 1998

LA TEKO RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)


Year ended December 31, 1997



                                                1997        1996        1995
                                            ---------    --------     -------
EXPENSES

  General and administrative expenses      $ 863,947      956,413    674,550
  Operating and mine maintenance costs       387,855      275,623    151,179
  Royalty and lease                          150,000      150,000    286,901
  Depreciation                                45,244       54,828     51,092
  New prospect evaluation                     14,409       55,708     36,741
                                           ---------    ---------  ---------
                                           1,461,455    1,492,572  1,200,463
                                           ---------    ---------  ---------
Loss from operations before other items   (1,461,455)  (1,492,572)(1,200,463)

Other income (expense)
  Interest income (expense) (net)             63,767        7,687    (62,893)
  Gain (loss) on sale of equipment           (23,571)       7,969     (8,132)
  Abandonment of mineral property            (40,966)           -   (454,305)
  Gain on sale of mineral property                 -    2,447,248  1,383,436
                                           ---------    ---------  ---------
Income (loss) before income taxes         (1,462,225)     970,332   (342,357)

Provision for income taxes expense
 - Note 5                                          -       14,547     22,500
                                           ---------    ---------  ---------
NET INCOME (LOSS)                        $(1,462,225)     955,785   (364,857)
                                           =========    =========  =========


Income (loss) per share - Note 8         $     (0.06)        0.04      (0.02)
                                           =========    =========  =========

LA TEKO RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)


December 31, 1997



                                                            1997        1996
                                                       ----------   ---------
ASSETS

Current
  Cash and short-term deposits                        $   613,304   3,041,205
  Accounts receivable                                      93,891      15,918
  Inventories                                                   -       6,295
  Prepaid expenses                                        160,090     200,845
                                                       ----------   ---------
                                                          867,285   3,264,263

Mineral properties and deferred costs (Note 2)         10,985,135  10,515,140
Plant and equipment (Note 3)                               57,593     210,716
Investments (Note 4)                                      750,913     500,913
                                                       ----------  ----------
                                                      $12,660,926  14,491,032
                                                       ==========  ==========

LIABILITIES

Current
  Bank demand loan                                      $ 150,000           -
  Accounts payable and accrued expenses                    84,462     194,718
  Current portion of long-term debt                             -     372,500
                                                       ----------   ---------
                                                          234,462     567,218

SHAREHOLDERS' EQUITY

Common capital stock; no par value;
  authorized:  100,000,000 shares; issued
  and outstanding: 23,467,358 (1996:
  23,457,258) (Note 6)                                 18,182,217  18,217,342
Accumulated deficit                                    (5,755,753) (4,293,528)
                                                       ----------   ---------
                                                       12,426,464  13,923,814
                                                       ----------   ---------
                                                      $12,660,926  14,491,032
                                                       ==========  ==========

LA TEKO RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(EXPRESSED IN U.S. DOLLARS)


Year ended December 31, 1997




                                 Common Stock         Accumulated
                               Shares      Amount       Deficit       Total
                             ----------   ----------  ----------    ----------
Balance, December 31, 1994   36,287,809   23,052,479  (4,884,456)  $18,168,023

1995
Common stock issued for:
  Public offering sales          70,520      177,005           -       177,005
  Exercise of warrants          371,120      814,061           -       814,061
  Short-swing profits                 -        2,100           -         2,100
  Less public offering and private
     placement costs                  -      (45,360)          -       (45,360)
Compensatory stock options            -       64,190           -        64,190
Net income (loss)                     -           -     (364,857)     (364,857)
                             ----------   ----------  ----------    ----------
Balance, December 31, 1995   36,729,449   24,064,475  (5,249,313)   18,815,162

1996
Common stock issued for:
  Exercise of options           138,780      222,048           -       222,048
Compensatory stock options            -      188,125           -       188,125
Net income (loss)                     -            -     955,785       955,785
                             ----------   ----------  ----------    ----------
Balance, December 31, 1996   36,868,229   24,474,648  (4,293,528)   20,181,120

1997
Common stock issued for:
  Exercise of options             5,000        8,000           -         8,000
  Other                           5,100            -           -             -
Compensatory stock options
 (reduction)                          -      (43,125)          -             -
Net income (loss)                     -            -  (1,462,225)   (1,462,225)

                                 10,100      (35,125) (1,462,225)   (1,454,225)
                             ----------   ----------  ----------    ----------
Balance, December 31, 1997   36,878,329   24,439,523  (5,755,753)   18,726,895
Less treasury shares        (13,410,971)  (6,257,306)          -    (6,257,306)
                             ----------   ----------  ----------    ----------
Balance, December 31, 1997   23,467,358   18,182,217  (5,755,753)  $12,469,589
                             ==========   ==========  ==========   ===========

LA TEKO RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)


Year ended December 31, 1997

                                                1997        1996        1995
                                        ------------     --------    ---------
Supplemental disclosures of Cash Flow Information

Net income (loss)                      $ (1,462,225)      955,785    (364,857)
Charges (credits) to operations
 not affecting cash:
  (Gain) loss on sale of equipment           23,571        (7,969)     10,004
  Depreciation                               45,244        54,828      51,092
  Gain on sale of mineral property                -    (2,447,248) (1,383,436)
  Abandonment of mineral property            40,966         2,294     454,305
  Compensatory stock options                (43,125)      188,125      64,190
                                         ----------    ----------  ----------
                                         (1,395,569)   (1,254,185) (1,168,702)
Net changes
  (Increase) decrease in accounts receivable
   and pre-paid expenses                    (30,923)       84,654     (87,506)
  Increase (decrease) in accounts payable
   and accrued expenses                    (110,256)      (45,723)    101,707
                                         ----------    ----------  ----------
Net cash used in operating activities    (1,536,748)   (1,215,254) (1,154,501)

Cash Flows from Investing Activities
  Investment in mineral properties         (209,818)     (107,752)   (272,950)
  Exploration costs capitalized            (551,143)     (304,906)   (321,984)
  Purchase of plant and equipment           (70,252)      (65,080)    (13,047)
  Proceeds from sale of equipment           154,560         9,800      13,705
  Increase in investments                  (250,000)     (269,844)          -
  Proceeds from sale of mineral property    250,000     2,500,000   3,500,000
                                         ----------    ----------  ----------
Net cash provided by (used in) investing
 activities                                (676,653)    1,762,218   2,905,724
                                         ----------    ----------  ----------
Cash Flows From Financing Activities
  Proceeds from debt financing                    -             -     200,000
  Reduction of principal on debt           (372,500)     (700,085)   (202,115)
  Cash proceeds from issuance
   of common stock                            8,000       222,048     991,066
  Public offering and reorganization
   costs                                          -             -     (45,360)
  Short-swing profits                             -             -       2,100
                                         ----------    ----------  ----------
Net cash provided by (used in)
  financing activities                     (364,500)     (478,037)    945,691
                                         ----------    ----------  ----------
Net increase (decrease) in cash
  and cash equivalents                   (2,577,901)       68,927   2,696,914

Cash and cash equivalents,
  beginning of year                       3,041,205     2,972,278     275,364
                                         ----------    ----------  ----------
Cash and cash equivalents, end of year   $  463,304     3,041,205   2,972,278
                                         ==========    ==========  ==========
Cash and cash equivalents are
 represented by:
  Cash                                   $  613,304     3,041,205   2,972,278
  Bank indebtedness                        (150,000)            -           -
                                         ----------    ----------  ----------
                                         $  463,304     3,041,205   2,972,278
                                         ==========    ==========  ==========

Supplemental Disclosures of Cash Flow Information

  Cash paid during the period for
   interest                                $  2,562        94,196     134,072
  Cash paid during the period for
   income taxes                                   -        37,047           -

Supplementary Schedule of Non-cash Investing and Financing Activities

  Depreciation capitalized into deferred
   costs                                          -             -       4,835

LA TEKO RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)


Year ended December 31, 1997

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, La Teko Resources, Inc., a Nevada corporation and Ryan Lode Mines, Inc., an Alaska Corporation.

The consolidated financial statements are presented in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States.

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

FOREIGN CURRENCY TRANSLATION - Transactions in Canadian dollars, primarily related to certain asset acquisitions and administrative expenses, have been translated to U.S. dollars as prescribed by SFAS No. 52 "Foreign Currency Translation". Balance sheet items have been converted to U.S. dollars at exchange rates on specific dates of asset acquisition, where practicable, or at year-end exchange rates. Operating statement amounts have been converted at actual rates on dates of specific transactions.

INCOME (LOSS) PER SHARE - Income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year.

CASH EQUIVALENTS - For purposes of the Statement of Cash Flows, the company considers all short-term debt instruments with maturities of less than three months as cash equivalents.

MARKETABLE SECURITIES - The company has adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The company classifies its marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale". Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses determined using the specific identification method are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

INVESTMENTS - Investments in marketable securities are carried at cost, which approximates market value. Investments are written down to recognize a loss when a reduction in value is considered to be other than a temporary decline.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS THAT APPROXIMATE CARRYING VALUES - The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of such financial instruments does not differ materially from the aggregate carrying values of its financial instruments reported in the financial statements. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange. As a result of the risk associated with these financial instruments, the cost applicable thereto approximates market.

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


NOTE 2 - MINERAL PROPERTIES AND DEFERRED COSTS

[CAPTION]

                                  Capitalized             Capitalized
                       Balance      Additions    Balance    Additions     Balance
                     December 31,  (Deletions) December 31, (Deletions)  December 31,
                         1995          1996        1996        1997         1997
                     -----------   ----------  -----------  ----------   ----------
Ryan Lode

Acquisition cost      $4,839,376           -    4,839,376    (250,000)   4,589,376
Deferred exploration
  and dev't expenses   4,882,993      73,570    4,956,563     224,591    5,181,154
                      ----------   ---------   ----------  ----------   ----------
Total Ryan Lode        9,722,369      73,570    9,795,939     (25,409)   9,770,530
                      ----------   ---------   ----------  ----------   ----------
Margarita

Acquisition cost         350,100           -      350,100           -      350,100
Deferred exploration and
 development expense       4,554      71,540       76,094       4,458       80,552
                      ----------   ---------   ----------  ----------   ----------

Total Margarita          354,654      71,540      426,194       4,458      430,652
                      ----------   ---------   ----------  ----------   ----------
Juniper

Deferred exploration and
 development expenses     78,211      90,294      168,505      63,257      231,762
                      ----------   ---------   ----------  ----------   ----------
Total Juniper             78,211      90,294      168,505      63,257      231,762
                      ----------   ---------   ----------  ----------   ----------
True North

Acquisition cost               -           -           -      154,818      154,818
Deferred exploration and
 development expenses          -           -           -       70,647       70,647
                      ----------   ---------   ----------  ----------   ----------
Total True North               -           -           -      225,465      225,465
                      ----------   ---------   ----------  ----------   ----------
Twin Buttes

Acquisition cost               -      30,000       30,000      45,000       75,000
Deferred exploration and
 development expenses          -      27,634       27,634     125,037      152,671
                      ----------   ---------   ----------  ----------   ----------
Total Twin Buttes              -      57,634       57,634     170,037      227,671
                      ----------   ---------   ----------  ----------   ----------
Discovery

Acquisition cost               -      15,000       15,000      10,000       25,000
Deferred exploration and
 development expenses          -      20,555       20,555      53,500       74,055
                      ----------   ---------   ----------  ----------   ----------
Total Discovery                -      35,555       35,555      63,500       99,055
                      ----------   ---------   ----------  ----------   ----------
Lucky Gulch

Acquisition cost               -      10,000       10,000           -       10,000
Deferred exploration and
 development expenses          -      21,313       21,313       9,653       30,966
Abandonment of property        -           -            -     (40,966)     (40,966)
                      ----------   ---------   ----------  ----------   ----------
Total Lucky Gulch              -      31,313       31,313     (31,313)           -
                      ----------   ---------   ----------  ----------   ----------
Total Mineral
 Properties          $10,155,234     359,906   10,515,140     469,995   10,985,135
                      ==========   =========   ==========  ==========   ==========


RYAN LODE MINE

The principal Ryan Lode leasehold interest consists of 10 patented lode claims and 15 unpatented lode claims. The company's lease, dated November 7, 1992, provides for a primary term of 20 years commencing January 1, 1993 with four five-year extensions, all subject to the timely payment of production and/or advance royalty payments of $150,000 for the primary term and escalating in $50,000 increments for each 5 year extension increasing to $350,000 per year in 2028 and annually thereafter. Advance minimum royalties may be applied against production royalties for the year of production only.

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

On December 19, 1997 the company agreed with Silverado Gold Mines Ltd. ("Silverado") for Silverado to acquire an option to purchase all of its interest in the Ryan Lode property, for $12,000,000. As consideration for the grant of the option, Silverado delivered 1,000,000 of its common shares to the company (Note 4).

Silverado is required to make payments to the company and to complete minimum expenditures on the property as follows:
                                                    Cash          Expenditure
                                                  ---------       ------------
On January 30, 1998
 (Plus $150,000 to be applied to advance royalty) $  50,000                  -
On February 27, 1998                                450,000                  -
By December 1, 1998                                 300,000         $1,000,000
By December 1, 1999                                 400,000         $1,000,000
By December 1, 2000                                 700,000         $1,000,000
On the earlier of June 1, 2002, the
 completion of a Mining facility or
 30 days after commencement of
 commercial production                            3,000,000                  -
6 months after above payment date                 7,100,000                  -
                                                 ----------         ----------
                                                $12,000,000
                                                 ==========         ==========

Should the property not proceed into commercial production by June 1, 2002, Silverado may extend the construction period for up to 5 years by making annual payments of $500,000 to the company, $375,000 of which will be credited to the purchase price.

Silverado has not made the payments to the company due on January 30, 1998 and February 27, 1998 or the advance royalty payment of $150,000 (which was made by the company on its due date) and the company has given notice to Silverado that it is in default of the terms of the agreement, see Note 11(b).

The company has reduced the carrying cost of the Ryan Lode property by the market value of the 1,000,000 Silverado shares option consideration, being $250,000.


MARGARITA

The Margarita project comprises 34 unpatented lode mining claims consisting of the Margarita, MX and NWM claims in Santa Cruz County, Arizona.

A royalty of 10% of net profits is payable on the first 20,000 ounces of product removed for the property and 15% thereafter. "Net profits" is determined after deduction of exploration costs, capital expenditures and all other operating costs.

There are additional obligations to prior owners for a 3% net smelter return royalty on the Margarita properties.

JUNIPER

In February 1995, the company located 104 state of Alaska prospecting sites on approximately 16,131 acres approximately 30 miles north northeast of Fairbanks, Alaska and in 1996, the company staked 403 State of Alaska claims on the property.

TRUE NORTH

On January 10, 1994, the company executed a mining property transfer agreement with AMAX and acquired the 2,333-acre True North project. It has subsequently staked and acquired additional claims, bringing the total True North property to approximately 10,100 acres.

In June 1995, the company executed a joint-venture agreement with Newmont Exploration Limited, a subsidiary of Newmont Gold Mining Company, whereby Newmont acquired a 65% interest in the True North property, contingent upon its continued development of the property and the payment of specified amounts required to explore, develop and place the property into production,

The agreement provided for Newmont to pay La Teko $6 million in cash, to expend at least $3 million during 1995 and 1996 for exploration, development and property payments on the True North property and, if it continued with the project, to expend up to an additional $18 million for a feasibility study and the installation of capital equipment required to place the property into production. Newmont has satisfied its $3 million capital requirement for 1995 and 1996 and has extended the required date for completion of a feasibility study by continued active exploration work.

In 1995, as a result of the $3.5 million received in cash, the company reflected a $1,383,436 gain from the sale of mineral properties. In 1996, Newmont paid $2.5 million and the company recognized an additional $2,447,248 gain. In accordance with generally accepted accounting principles applicable to the mining industry, the company wrote off all of its previously capitalized True North costs against the $6 million cash received from Newmont.

If Newmont determines that the results of a future feasibility study do not warrant development of the True North property, then Newmont will be deemed to have elected to terminate the joint venture. If Newmont determines, in its sole discretion, that the results of the feasibility study warrant development of the True North property, then the joint venture will proceed with development and the initiation of production, with Newmont being obligated to contribute for development up to $18 million. Any amounts by which the True North development costs exceed the $18 million development commitment, as adjusted, will be borne by Newmont and La Teko in proportion to their respective participating interest.

Newmont may terminate the joint venture at any time in its sole discretion without further liability, in which case it would be required to convey to La Teko the 65% interest in the True North property acquired from La Teko and contributed to the joint venture plus its 65% interest in subsequently-acquired property in the area of interest. Newmont will not be entitled to reimbursement of any amounts paid to La Teko, spent on the True North property or contributed to the joint venture prior to termination. Termination of the joint venture by Newmont would not relieve it of the obligation for exploration, development or reclamation costs incurred but not yet paid prior to the date of termination.

TWIN BUTTES

During April 1996, the company consummated a five-year agreement with the University of Alaska to explore its Twin Buttes property, located 28 miles northeast of Fairbanks, Alaska, adjacent to La Teko's Juniper property. The initial acquisition cost was $30,000 for an exclusive development and mining lease. During the current period the company made its first annual option payment of $45,000 and continued its geochemical sampling program initiated in 1996.

DISCOVERY

On May 24, 1996, the company acquired approximately 3,000 acres known as Discovery Gulch in the Circle Mining District, Alaska. The exploration lease required an initial payment of $15,000 plus annual payments of $10,000 on the first two anniversary dates and $35,000 annually thereafter. The property is subject to a 2% NSR royalty on production from the property. The exploration requirement for 1998 is $35,000. During the fourth exploration season, the exploration commitment increases to $100,000 with an additional $50,000 increase annually thereafter.

LUCKY GULCH

Management has elected not to continue its interest in the property and accordingly accumulated acquisition and exploration costs have been written-off in the current period.


NOTE 3 - PLANT AND EQUIPMENT

                                            Accumulated      Net Book Value
                                   Cost     Depreciation    1997        1996
                               ---------    ------------  -------    -------
Office furniture and equipment $  51,163       10,461      40,702     37,579
Machinery and equipment           19,464        2,573      16,891     79,347
Buildings                              -            -           -     78,814
Trucks                                 -            -           -     13,380
Site work and roads                    -            -           -      1,596
                               ---------      -------     -------    -------
                               $  70,627       13,034      57,593    210,716
                               =========      =======     =======    =======

NOTE 4 - INVESTMENTS

                                                            1997        1996
                                                        ---------    --------
International Freegold Mineral Development Inc.
 - 1,500,000 shares at cost                             $ 500,913     500,913
Silverado Gold Mines Ltd. - 1,000,000 shares              250,000          -
                                                        ---------    --------
                                                        $ 750,913     500,913
                                                        =========    ========

The shares in Silverado Gold Mines Ltd. are reported at their fair market value on the date obtained (Note 2). As at December 31, 1997 and 1996, the market value of the investments approximated their reported amounts.


NOTE 5 - INCOME TAXES

Provision for income tax expense differs from the amount calculated at the statutory U.S. federal income tax rate due to the following:

                                                1997        1996        1995
                                         -----------     --------    --------
U.S. federal income tax expense
 at statutory rate                       $ (476,862)      367,145     112,978

Alternative minimum taxes U.S.
 federal and state                                -        14,547      22,500

Benefits of losses not recognized           476,862             -           -

Utilization of net operating
 loss carry forwards                              -      (367,145)   (112,978)
                                         ----------     ---------    --------
Provision for income tax expense         $        -        14,547      22,500
                                         ==========     =========    ========

The company has a net operating loss carry forward available to offset future taxable income of approximately $10,964,000 expiring in 2006 through 2012. No deferred tax assets have been provided for these amounts since realization is not assured.


NOTE 6 - CAPITAL STOCK

Information regarding stock options is summarized below:

                                             Number of         Option Price
                                              Options           Per Share
                                             ---------        -------------
Outstanding at January 1, 1995               390,000          $1.60 - 2.13
  Granted                                    877,935                  1.60
  Exercised                                        -
  Expired                                          -
  Forfeited                                        -
                                           ---------           -----------

Outstanding at December 31, 1995           1,267,935           1.60 - 2.13
  Granted                                    800,000           1.85 - 2.50
  Exercised                                (138,780)                  1.60
  Expired                                          -                     -
  Forfeited                                 (245,155)                 1.60
                                           ---------           -----------

Outstanding at December 31, 1996           1,684,000           1.60 - 2.50
  Granted                                    250,000           1.05 - 1.50
  Exercised                                   (5,000)                 1.60
  Expired                                          -                     -
  Forfeited                                 (285,000)                 1.60
                                           ---------           -----------

Outstanding at December 31, 1997           1,644,000          $1.05 - 2.50
                                           =========           -----------

NOTE 7 - STOCK-BASED COMPENSATION

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosure of the pro forma effects as if the fair value method had been adopted. The company has opted for the latter approach. Had compensation expense for the company's stock option plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                1997        1996        1995
                                          -----------   --------    --------
Net (loss) income - as reported           $(1,462,225)   955,785    (364,857)
Net (loss) income - pro forma             $(1,705,846)   663,202    (446,719)
(Loss) income per share - as reported     $    (0.06)       0.04       (0.02)
(Loss) income per share - pro forma       $    (0.07)       0.03       (0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                1997       1996         1995
                                          -----------   --------    --------
Expected dividend yield                            -           -           -
Expected stock price volatility               45.11%       39.66%      39.66%
Risk-free interest rate                        5.50%        6.13%       5.25%
Expected life of options                     8 years      5 years     5 years

The weighted average fair value of options granted during 1997, 1996 and 1995 are $.70, $1.22, and $.80, respectively.

The following table summarizes information about stock options outstanding at December 31, 1997:

                          Options Outstanding           Options Exercisable
                    --------------------------------   ---------------------
                                Weighted
                                 Average
  Range of            Number    Remaining    Weighted     Number    Weighted
  Exercise       Outstanding   Contractual   Average   Exercisable   Average
   Prices             at         Life       Exercise       at       Exercise
                    12/31/97    (Years)      Price      12/31/97     Price
 -------------    ----------   ----------  ---------   ---------    ---------
 $1.05 to 1.50      250,000        7.7        $1.23      62,500       $1.23
  1.60 to 2.13    1,094,000        5.0         1.76     819,000        1.76
  2.41 to 2.50      300,000        6.3         2.44     200,000        2.46
 $1.05 to 2.50    1,644,000        6.2        $1.81   1,081,500       $1.86

NOTE 8 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended December 31, 1997, the company adopted this standard.

Earnings per share information in accordance with SFAS 128 is as follows:

                                                Year Ended December 31, 1997
                                    ------------------------------------------
                                        Loss            Shares       Per-Share
                                    (Numerator)     (Denominator)      Amount
                                    -----------     --------------   ---------
Net Loss                          $(1,462,225)
Less preferred stock dividends               -

BASIC AND DILUTED EPS
Loss available to common
 stockholders                     $(1,462,225)       23,463,000        $(.06)


                                                Year Ended December 31, 1996
                                    ------------------------------------------
                                        Loss            Shares       Per-Share
                                    (Numerator)     (Denominator)      Amount
                                    -----------     -------------   ----------
Net Income                            $955,785
Less preferred stock dividends               -

BASIC EPS
Income available to common
 stockholders                          955,785       23,393,000         $.04
EFFECT OF DILUTIVE SECURITIES
Stock options                                -          122,000

DILUTED EPS
Income available to common
 stockholders plus assumed
 conversions                          $955,785       23,515,000         $.04


                                                Year Ended December 31, 1995
                                    ------------------------------------------
                                        Loss            Shares       Per-Share
                                    (Numerator)     (Denominator)      Amount
                                    -----------     -------------   ----------
Net Loss                            $(364,857)
Less preferred stock dividends               -
                                    -----------     -------------   ----------
BASIC AND DILUTED EPS
Income available to common
 stockholders                        (364,857)       23,183,000       $(.02)



NOTE 9 - RELATED-PARTY TRANSACTIONS

During the year the company paid directors fees of $20,629 (1996: $19,800). Legal fees of $41,293 (1996: $25,324) were paid to a corporation controlled by a director of the company.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The company is obligated for various royalty payments based on future mining and/or earnings from its mineral properties, as further described in Note 2.

Subject to regulatory approval, the company has agreed to issue 65,000 shares as part of a severance agreement with a former senior employee.

La Teko cannot insure for environmental pollution and, consistent with industry practice, has elected not to insure for losses from mine cave-ins, mine flooding, earthquake and other possible natural hazards caused by the unavailability of such coverage or the cost thereof. The company may in the future be exposed to contingencies relating to the foregoing or liabilities that may arise under the governmental regulations relating to the environment. It is not, however, aware of any existing material contingencies respecting compliance with environmental requirements or previous activities.


NOTE 11 - SUBSEQUENT EVENT

(A)  SCHEELITE DOME

By agreement dated November 24, 1997, as amended February 2, 1998, the company obtained an option from Kennecott Canada Explorations Inc. to earn a 100% interest in the Scheelite Dome project in the Mayo mining district, Yukon Territory, Canada.

The company must make C$135,000 in payments to the underlying property owner and carry out C$800,000 worth of exploration expenditures as follows:

     a)  Pay C$70,000 and conduct C$150,000 of exploration in 1998;
     b)  Pay C$65,000 and conduct C$200,000 of exploration in 1999;
     c)  Conduct C$200,000 of exploration in 2000; and
     d)  Conduct C$250,000 of exploration in 2001.

Should the company exercise its option and deliver a feasibility study to Kennecott, Kennecott shall have 60 days in which to select to reacquire a 49% interest in the project by paying 150% of 49% of the expenditures incurred by the company.

(B)  SALE OF RYAN LODE MINE TO SILVERADO GOLD MINES LTD.

The company entered into an agreement with Silverado Gold Mines Ltd. ("Silverado") on December 19, 1997 whereby Silverado acquired an option to purchase the Ryan Lode property, as described in Note 2.

Silverado did not make certain payments to the company that subsequently became due and, on March 26, 1998, Silverado gave notice to the company that it was terminating the agreement.


NOTE 12 -  DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED
           ACCOUNTING PRINICPLES

These consolidated financial statements have been prepared in accordance with U.S. GAAP, which, in the case of the company, conforms in all material respects with Canadian GAAP, except as follows:

a. Under U.S. GAAP the income (loss) per share is calculated using the weighted average number of common and common equivalent shares during the year, using the "treasury stock method" for stock options and warrants outstanding. Common equivalent shares which include common stock options were not included in the calculation of income (loss) per share, because the effects were antidilutive or immaterial. The income (loss) per share under Canadian GAAP is not significantly different from the income (loss) per share under U.S. GAAP.

The company has determined that the application of Statement of Financial Accounting Standard No. 128 concerning the presentation of earnings per share under U.S. GAAP, which is effective for the company's 1998 fiscal year, would not have resulted in a basic loss per share or a fully diluted loss per share that is different from the basic loss per share under Canadian GAAP.

b. U.S. GAAP requires, pursuant to Statement of Financial Accounting Standard No. 109, that a deferred tax asset be recognized for loss carry-forwards. Although the company has U.S. tax loss carry-forwards (Note 5), due to uncertainty as to utilization prior to their expiry, the deferred tax asset amounts have been completely offset in these consolidated financial statements by an uncertainty provision.

c. The company accounts for its stock-based compensation expense under the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25. Under Canadian GAAP no recognition is given to any part of a stock option as representing compensation.

The changes to the consolidated statements of operations and income (loss) per share under Canadian GAAP would be as follows:

                                                1997        1996        1995
                                         -----------    --------   ---------
Net income (loss) for the year
 as reported                             $(1,462,225)    955,785    (364,857)
Compensatory stock option expense
 (reduction)                                 (43,125)    188,125      64,190
                                         -----------    --------   ---------

Net income (loss) for the year
 under Canadian GAAP                     $(1,505,350)  1,143,910    (300,667)
                                         ===========   =========   =========
Income (loss) per share under
 Canadian GAAP                           $    (0.06)        0.05       (0.01)
                                         ===========   =========   =========