Form 10-Q
period 1998-03-31
LA TEKO RESOURCES LTD
filed 1998-05-15
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1998

                         Commission file number 0-10104

                             LA TEKO RESOURCES LTD.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

  British Columbia, Canada                        87-0483319
-------------------------------            ----------------------------------
(State or other Jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

     625 Howe St., #500
       Vancouver, B.C.                                 V6C 2T6
------------------------------             ----------------------------------
(Address of principal executive offices)             (Zip Code)


                                 (604) 688-0833
                ------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
   -------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X     No



As of March 31, 1998, the registrant had 23,467,358 shares of its common stock issued and outstanding.

                             LA TEKO RESOURCES LTD.


                             Financial Information


ITEM 1-  FINANCIAL STATEMENTS


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

LA TEKO RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)


                                              Unaudited - See Notice to Reader


                                                          December 31,
                                      March 31, 1998          1997
                                     ---------------    --------------
CURRENT ASSETS
 Cash and short-term deposits        $    266,895       $    613,304


 Accounts receivable                       83,065             93,891
 Prepaid expenses                         122,590            160,090
                                     ------------       ------------
   Total current assets                   472,550            867,285

 Mineral properties and deferred
 costs                                 11,009,324         10,985,135
 Plant and equipment                       54,845             57,593
 Investments                              728,413            750,913
                                     ------------       ------------
                                     $ 12,265,132       $ 12,660,926
CURRENT LIABILITIES
 Bank demand loan                    $          -       $    150,000
 Accounts payable and accrued
 expenses                                  16,419             84,462
                                     ------------       ------------
                                     $     16,419       $    234,462
SHAREHOLDERS' EQUITY
 Common capital stock; no par
  value; authorized:  100,000,000
  shares; issued and outstanding:
  23,467,358 (1997: 23,462,358)        18,182,217         18,182,217
 Accumulated deficit                   (5,933,504)        (5,755,753)
                                     ------------       ------------
                                       12,248,713         12,426,464
                                     $ 12,265,132       $ 12,660,926

LA TEKO RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)



Three months ended March 31, 1998             Unaudited - See Notice to Reader


EXPENSES                                   1998               1997
                                       ----------         ----------
 General and administrative
 expenses                              $  128,520         $  215,924
 Royalty and lease                         37,500             37,500
 Operating and mine maintenance             6,881             54,628
 costs
 Depreciation                               3,650             12,991
 New prospect evaluation                        -                 42
                                       ----------         ----------
                                          176,551            321,085
Loss from operations before other
items                                    (176,551)          (321,085)

OTHER ITEMS
Interest income (net)                       3,199             28,929
Gain (loss) on sale of investments         (4,399)                 -
Gain (loss) on sale of equipment                -             (2,768)
                                       ----------         ----------
NET LOSS                               $ (177,751)        $ (294,924)

NET LOSS PER SHARE                     $   (0.008)        $   (0.013)

LA TEKO RESOURCES LTD.


CONSOLIDATED STATEMENTS OF CASH FLOW
(EXPRESSED IN U.S. DOLLARS)


Three months ended March 31, 1998 and 1997    Unaudited - See Notice to Reader


                                                Three Months Ended
                                         -------------------------------
                                                             December 31,
                                         March 31, 1998          1997
                                         --------------      ------------
Supplemental Disclosures of Cash Flow
Information
 Net loss                                 $ (177,751)        $ (294,924)
Charges (credits) to operations not
affecting cash:
 (Gain) / loss on sale of investments          4,399                  -
 Depreciation                                  3,650             12,991
 (Gain) / loss on sale of equipment                -              2,768
                                          ----------         ----------
                                            (169,702)          (279,165)

Net changes
 Decrease in accounts receivable and
  pre-paid expenses                           48,326             42,741
 Decrease in accounts payable and
  accrued expenses                           (67,677)          (143,434)
                                          ----------         ----------
Net cash used in operating activities       (189,053)          (379,858)

Cash Flows from Investing Activities
 Proceeds from sale of investments            18,101                  -

 Investment in mineral properties            (21,260)                 -
 Exploration costs capitalized                (2,929)           (44,121)
 Purchase of plant and equipment              (1,268)           (17,793)
 Proceeds from sale of equipment                   -              3,456
                                          ----------         ----------
Net cash used in investing activities         (7,356)           (58,458)
                                          ----------         ----------

Cash Flows From Financing Activities
 Reduction of principal on debt                    -           (372,500)
 Cash proceeds from issuance of
 common stock                                      -              8,000
                                          ----------         ----------
Net cash used in financing activities              -           (364,500)
                                          ----------         ----------

Net increase (decrease) in cash and
cash equivalents                            (196,409)          (802,816)

Cash and cash equivalents, beginning
of period                                    463,304          3,041,205
                                          ----------         ----------
Cash and cash equivalents, end of
period                                    $  266,895         $2,238,389
                                          ==========         ==========


Cash paid during the period for
interest                                           -              3,060
Cash paid during the period for income
taxes                                              -                  -
Supplementary Schedule of Non-cash
Investing and Financing Activities                 -                  -
Depreciation capitalized into deferred
costs                                              -                  -
Stock issued as bonus compensation                 -                  -

LA TEKO RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(EXPRESSED IN U.S. DOLLARS)


For the years ended December 1996 and 1997 and three months ended March 31,1998
                                              Unaudited - See Notice to Reader

                                    Common Stock       Accumulated
                              -----------------------  ------------
                                Shares        Amount      Deficit       Total
                              ----------   ----------  ------------  -----------
Balance, December 31, 1995    36,729,449   24,064,475   (5,249,313)  $18,815,162
1996
Common stock issued for:
 Exercise of options             138,780      222,048            -      222,048
Compensatory stock options             -      188,125            -      188,125
Net income (loss)                      -            -      955,785      955,785

                              ----------   ----------   ----------   ----------
Balance, December 31, 1996    36,868,229   24,474,648   (4,293,528)  20,181,120
1997
Common stock issued for:
 Exercise of options               5,000        8,000            -        8,000


 Other                             5,100            -            -            -
Compensatory stock options             -      (43,125)           -      (43,125)
(reduction)
Net income (loss)                      -            -   (1,462,225)  (1,462,225)
                              ----------   ----------   ----------   ----------

Balance, December 31, 1997    36,878,329   24,439,523   (5,755,753)  18,683,770
Three months ended March 31,
1998
Common stock issued for:
 Exercise of options                   -            -            -            -
Net loss                               -            -     (177,751)    (177,751)
                              ----------   ----------   ----------   ----------

Balance, March 31, 1997       36,878,329   24,439,523   (5,933,504)  18,506,019
Less treasury shares         (13,410,971)  (6,257,306)           -   (6,257,306)
                              ----------   ----------   ----------   ----------

Balance, March 31, 1997       23,467,358   18,182,217   (5,933,504) $12,248,713
                              ==========   ==========   ==========  ===========

LA TEKO RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)



Three months ended March 31, 1998 and 1997    Unaudited - See Notice to Reader



1.  SHARE CAPITAL

AUTHORIZED - 100,000,000 shares having no par value
ISSUED - 23,467,358

During the first quarter no shares were issued or options granted.

Options outstanding at March 31, 1998:

               Number                  Price                   Expire
              -------                 -------              -------------
              300,000                  $1.60               11/16/2000-03
              100,000                  $2.50                 03-14-2001
              200,000                  $2.41               06/05/2001-04
              500,000                  $1.85               12-10-2001-04
              100,000                  $2.13                 06/30/1998
               24,000                  $1.60                 08/17/1999
              100,000                  $1.50               07/16/2002-05
              100,000                  $1.60                 06/30/1998
               50,000                  $1.60                 12/31/1998
              150,000                  $1.05               10/08/2002-05


WARRANTS OUTSTANDING - None

2. SUBSEQUENT EVENTS

A. On May 1, 1998, the Company completed a private placement of 2,000,000 units at $0.85 per unit for gross proceeds of $1,700,000. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one share at a price at $1.05 in the first 12 months after closing and $1.25 in the 12 months thereafter.

     A finder's fee is payable with respect to the transaction, amounting to 5.9% of the gross proceeds, plus 133,000 share purchase warrants on the same terms as those described above.

     As part of the private placement, the Company granted the subscriber a right of first refusal to finance the purchase of Newmont Exploration Limited's ("Newmont") interest in the True North project in the event that such interest is offered through the Company's right of first opportunity as defined under the terms of its joint venture agreement with Newmont.

B. On April 24, 1998, the Company agreed to a private placement of 700,000 units at $0.85 per unit for gross proceeds of $595,000. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one share at a price of $1.05 in the first 12 months after closing and $1.25 in the 12 months thereafter.

     This transaction is subject to regulatory approval.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company is in the business of exploration and development of mineral properties, with two advanced-stage projects, True North and Ryan Lode, one mid
                                                                              11
stage project, Scheelite Dome, and four early stage exploration projects. The Company has provided for recent years' operations primarily from the receipt of funds from Newmont Exploration Limited ("Newmont") pursuant to the True North JV Agreement and the cash proceeds from issuance of common stock. It is anticipated that the $267,000 cash on hand March 31,1998 combined with gross proceeds of $2,295,000 from private placements done subsequent to the end of the first quarter are sufficient to cover expenditures required for the balance of 1998.

All dollar amounts included herein respecting Management's Discussion and Analysis are in U.S. dollars except where noted otherwise as Canadian dollars
(CAN).

CAPITALIZED COSTS
Costs of acquisition and deferred exploration expenditures associated with the Company's mineral properties are summarized as follows:
                                              CAPITALIZED
                               BALANCE         ADDITIONS             BALANCE
PROJECT                  DECEMBER 31, 1997  (DELETIONS) 1998        03/ 31/98
-------------------     ------------------   ----------------      -----------

True North                      225,465                44             225,509
Ryan Lode                     9,770,530                 -           9,770,530
Margarita                       430,652                 -             430,652
Juniper                         231,762                 -             231,762
Twin Buttes                     227,671               911             228,582
Discovery Gulch                  99,055             1,974             101,029
Lucky Gulch                           0                 -                   0
Scheelite Dome                        -            21,260              21,260
                             -----------          -------         -----------
Total Mineral Properties
 and Deferred Costs          $10,985,135          $24,189         $11,009,324


RESULTS OF OPERATIONS

INCOME
The Company has not received operating revenues during any of the last three years and will not have income from sales of mineral product in 1998.

EXPENSES
During the first quarter of 1998, the Company expended $24,189 for capitalized costs associated with the acquisition, exploration and development of its mineral properties compared to $44,121 which was expended during the comparable period of 1997. The expenditure reflects the normal low level of activity on the properties during the winter months.

General and administrative expenses, including corporate and project overhead decreased to $128,520 for the first three months of 1998 as compared to $215,924
for the same three month period for 1997.   The decrease reflects the closure
the Fairbanks office, the absence of costs incurred in transferring the head office functions from Salt Lake City to Vancouver, which occurred in the first quarter of 1997, and a focused effort to minimize costs.

Operating and mine maintenance costs were $6,881 for the first three months of 1998 as compared to $54,628 in the first three months of 1997, reflecting the operatorship of Silverado Gold Mines, Ltd. ("Silverado") during this period and reduced reclamation and environmental monitoring activities at the Ryan Lode project following a major effort last year. There will be further costs in 1998, however the costs are expected to be at substantially lower levels than were incurred in 1997.

Royalty and lease payments were identical at $37,500 for the first quarter.

Net interest income for the first three months of 1998 was $3,199 compared with
$28,929 for the comparable three months of 1997.   The decrease in interest
income reflects the reduction in term deposits. The Company currently has no debt, having completed the repayment of its outstanding debt last year.

Depreciation declined to $3,650 from $12,991 for the first quarter as some of the equipment required for the Ryan Lode and Fairbanks office was disposed of in 1997.

LIQUIDITY AND CAPITAL RESOURCES
During the first three months of 1998, the Company has relied on its December 31, 1997 cash on hand of $613,304 to fund its requirements for general and administrative costs and ongoing exploration and development projects.

At March 31, 1998, the Company had working capital of approximately $456,000 compared with $2,365,868 for the comparable period in 1997. The Company believes that it has sufficient working capital combined with gross proceeds of $2,295,000 from private placements done subsequent to the end of the first quarter to cover expenditures required for the balance of 1998.

During the three months of 1998, cash flows from operating activities used approximately $189,000 and investing activities $7,000, primarily respecting capitalized exploration costs offset by the proceeds from the sale of investments. During the three months of the comparable period in 1997, cash flows from operating activities used approximately $380,000 and investing activities $58,000, again primarily respecting capitalized exploration costs. Remaining cash requirements for 1998 will be provided for from current cash reserves and the private placements referred to above.

On March 30, 1998, the Company announced that it had received notice from Silverado that Silverado was terminating its right to purchase the Ryan Lode property near Fairbanks, Alaska. Thus the Company will not be receiving any cash payments which were due under the terms of the purchase agreement and will be responsible for ongoing reclamation and property maintenance.

The Company will receive no further cash payments from Newmont under the True North JV Agreement. Beyond 1998, the Company may require additional capital for ongoing administrative, exploration, development and acquisition activities. In order to meet such long-term needs, it will be necessary to obtain required capital from the sale of securities, possible new joint ventures or similar arrangements, project financing or other sources. There can be no assurance that any required additional funds will be available or can be obtained on terms favorable to the Company.

The Company has outstanding options exercisable during 1998 to purchase an aggregate of 1,650,000 shares of common stock at an average exercise price of $1.81 per share, for a total of $ 2,986,500 but cannot predict whether any material number of such options will be exercised.

PROJECTED 1998 REQUIREMENTS
During the period when payments due to the Company from Silverado for the Ryan Lode property were overdue (after January 27, 1998) and while consideration was being given to the sale of securities the Company budgeted approximately $700,000 to continue with the True North project under joint venture with Newmont, fund the continuation of basic activities at the Ryan Lode property and other prospects and meet other ongoing operating expenses. The Company is in the process of revising the interim budget as the sale of securities has occurred through private placements. The Company is also evaluating various courses of action for the Ryan Lode property.

Notwithstanding Newmont's announcement of its intent to continue with the True North Joint Venture the decisions by Newmont respecting its True North activities are beyond the ability of the Company to predict or control. Newmont is planning substantial additional exploration and development work during 1998, including $2.1 million for prefeasibilty studies through the full year and $1.5 million for exploration through the end of June. Provisions of the joint venture agreement are such that Newmont may withdraw from the joint venture at its sole discretion. In the event of termination by Newmont, the Company will re-acquire, at no cost, Newmont's 65% interest in the True North project, including subsequently acquired acreage, together with all exploration data, and the Company will then become obligated for the continuing carrying costs and expenses of the True North project. Newmont may also elect to attempt to sell an interest in the joint venture agreement, in which case the Company has the right of first opportunity to acquire Newmont's interest. Subsequent to the end of the first quarter as part of the private placement with Kinross Gold Corporation ("Kinross"), La Teko has granted Kinross a right of first refusal to finance the purchase of Newmont's interest in the True North Project in the event such interest is offered to La Teko through La Teko's right of first opportunity as defined under the terms of the joint venture agreement between La Teko and Newmont. Under the agreement between La Teko and Kinross, if Newmont elects to sell all or part of its 65% interest in True North (the "Newmont Interest") and if Kinross elects to finance La Teko to acquire the Newmont Interest, Kinross will advance the funds necessary for La Teko to acquire the Newmont Interest by means of a 120 day interest-free loan (the "Loan"), secured by the Newmont Interest. At the election of either La Teko or Kinross, La Teko would repay the Loan by conveying the Newmont Interest to Kinross, provided that La Teko may elect to retain 15/65ths of the Newmont Interest. In such case, La Teko would repay the remainder of the Loan in cash or, at La Teko's option, by issuing shares to Kinross at a 10% premium to market.

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

PART II


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS

The following exhibits are included a part of this report:

Exhibit           SEC
  No.       Reference No.       Title of Document           Location
--------    -------------        ----------------------     -----------
27.01             27            Financial Data Schedule     This filing



(B)  REPORTS ON FORM 8-K

During the quarter ended March 31, 1998 the Company filed the following reports on Form 8-K:


Date of event reported                    Item reported
------------------------           -------------------------
December 29, 1997                  Item 5.      Other events
January 6, 1998                    Item 5.      Other events
January 14, 1998                   Item 5.      Other events
February 3, 1998                   Item 5.      Other events
February 10, 1998                  Item 5:      Other events



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LA TEKO RESOURCES LTD.



Date:  May 15, 1998              By  /s/ Gerald G. Carlson
                                 Chief Executive Officer, President, Chief
                                 Financial Officer, and Director