Form 10-Q
period 1998-06-30
LA TEKO RESOURCES LTD
filed 1998-08-14
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 1998

                         Commission file number 0-10104

                             LA TEKO RESOURCES LTD.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    British Columbia, Canada                     87-0483319
 ------------------------------      ----------------------------------
(State or other Jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

     625 Howe St., #500
        Vancouver, B.C.                          V6C 2T6
 --------------------------------------       ------------
(Address of principal executive offices)       (Zip Code)


                                 (604) 688-0833
                -------------------------------------------------
              (Registrant's telephone number, including area code)

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


                               Yes      X     No



As of June 30, 1998, the registrant had 25,775,358 shares of its common stock issued and outstanding.

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

LA TEKO RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)

Three months ended June 30, 1998 and 1997
                                                            1998       1997
                                                         --------   --------
EXPENSES
  General and administrative expenses                   $ 236,226   $345,552
  Royalty and lease                                        37,500     37,500
  Operating and mine maintenance costs                     65,843     46,616
  Depreciation                                              3,633     15,573
  New prospect evaluation                                   1,093          -
                                                        ---------   --------
                                                          344,295    445,241
                                                        ---------   --------
Loss from operations before other items                  (344,295)  (445,241)
OTHER ITEMS
Interest income (net)                                         124     17,372
Loss on sale of investments                               (46,469)         -
Unrealized loss on investments                           (119,060)         -
Loss on abandonment of furnishings and equipment                -       (156)
                                                        ---------   --------
NET LOSS                                                 (509,700)  (428,025)
                                                        =========   ========
NET LOSS PER SHARE                                      $  (0.020)    (0.018)
                                                        =========   ========

LA TEKO RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)

Six months ended June 30, 1998 and 1997       Unaudited
                                                            1998        1997
                                                        ---------   --------
EXPENSES
 General and administrative expenses                    $ 364,746    561,476
 Royalty and lease                                         75,000     75,000
 Operating and mine maintenance costs                      72,724    101,286
 Depreciation                                               7,283     28,564
 New prospect evaluation                                    1,093          -
                                                        ---------   --------
                                                          520,846    766,326
Loss from operations before other items                  (520,846)  (766,326)
                                                        ---------   --------
OTHER ITEMS
Interest income (net)                                       3,323     46,301
Loss on sale of investments                               (50,868)         -
Unrealized loss on investments                           (119,060)         -
Loss on sale of equipment                                       -     (2,924)
                                                        ---------   --------
NET LOSS                                                 (687,451)  (722,949)
                                                        =========   ========
NET LOSS PER SHARE                                      $  (0.025)    (0.031)
                                                        =========   ========

LA TEKO RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)

June 30, 1998 and December 31, 1997   Unaudited
                                                       June 30,   December 31,
                                                         1998          1997
                                                      ---------     --------
CURRENT ASSETS
 Cash and short-term deposits                       $ 1,671,871   $  613,304
 Accounts receivable                                     61,518       93,891
 Prepaid expenses                                        76,606      160,090
                                                    -----------   ----------
 Total current assets                                 1,809,995      867,285
Mineral properties and deferred costs                11,258,003   10,985,135
Plant and equipment                                      50,707       57,593
Investments                                             540,601      750,913
                                                    -----------  -----------
                                                    $13,659,306  $12,660,926
                                                    ===========  ===========
CURRENT LIABILITIES
 Bank demand loan                                   $         -      150,000
 Accounts payable and accrued expenses                   49,418       84,462
                                                     ----------  -----------
                                                         49,418      234,462
SHAREHOLDERS' EQUITY
Common capital stock; no par value;
 authorized:  100,000,000 shares;
  issued and outstanding:  25,775,358
  (1997:  23,467,358)                                20,053,092   18,182,217
Accumulated deficit                                  (6,443,204)  (5,755,753)
                                                     ----------  -----------
                                                     13,609,888   12,426,464
                                                     ----------  -----------
                                                    $13,659,306  $12,660,926
                                                    ===========  ===========

LA TEKO RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(EXPRESSED IN U.S. DOLLARS)

For the years ended December 31, 1996 and 1997 and six months ended June 30,
1998
                                              Unaudited
                                   Common Stock       Accumulated
                               Shares       Amount      Deficit       TOTAL
                             ----------  ----------   ----------- -----------
Balance, December 31, 1995   36,729,449  24,064,475   (5,249,313) $18,815,162
1996
Common stock issued for:
  Exercise of options          138,780     222,048             -      222,048
Compensatory stock options           -     188,125             -      188,125
Net income                           -           -       955,785      955,785
                            ----------  ----------    ----------   ----------
Balance, December 31, 1996  36,868,229  24,474,648    (4,293,528)  20,181,120
1997
Common stock issued for:
  Exercise of options            5,000       8,000            -           -
Compensatory stock options
 (reduction)                         -     (43,125)           -      (43,125)
Net loss                             -           -   (1,462,225)  (1,462,225)
                            ----------  ----------   ----------   ----------
Balance, December 31, 1997  36,878,329  24,439,523   (5,755,753)  18,683,770
Six months ended June 30, 1998
Common stock issued for:
  Cash, net of financing
   costs                     2,200,000   $1,767,200           -    1,767,200
  Mineral properties            43,000      38,675            -       38,675
  Employee termination
   payment                      65,000      65,000            -       65,000
Net loss                             -           -     (687,451)    (687,451)
                            ----------  ----------    ----------  ----------
Balance, June 30, 1997      39,186,329  26,310,398    6,443,204)  19,867,194
Less treasury shares       (13,410,971) (6,257,306)           -   (6,257,306)
                            ----------  ----------   ----------   ----------
Balance, June 30, 1997      25,775,358  20,053,092   (6,443,204) $13,609,888
                            ==========  ==========   ==========   ==========

LA TEKO RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOW
(EXPRESSED IN U.S. DOLLARS)
Six months ended June 30, 1998 and 1997       Unaudited

                                                            1998        1997
                                                        ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $(687,451)  (722,949)
 Charges (credits) to operations not affecting cash:
 Unrealized loss on marketable securities                 119,060          -
 Shares issued for employee termination payment            65,000          -
 (Gain) / loss on sale of investments                      50,868          -
 Depreciation                                               7,283     28,564
 Loss on sale of equipment                                      -      2,924
                                                        ---------   --------
                                                         (445,240)  (691,461)
Net changes
 Decrease in accounts receivable and pre-paid expenses    115,859     97,696
 Decrease in accounts payable and accrued expenses        (35,442)  (159,238)
                                                        ---------   --------
Net cash used in operating activities                    (364,823)  (753,003)
Cash Flows from Investing Activities
 Proceeds from sale of investments                         40,383          -
 Investment in mineral properties                        (215,648)         -
 Exploration costs capitalized                            (57,220)  (221,060)
 Purchase of plant and equipment                                -    (63,268)
 Proceeds from sale of equipment                                -      3,456
                                                        ---------   --------
Net cash used in investing activities                    (232,485)  (280,872)
                                                        ---------   --------
Cash Flows from Financing Activities
 Reduction of principal on debt                                 -   (372,500)
 Common stock issued:
 For cash, net of financing costs                       1,767,200      8,000
 For mineral properties                                    38,675          -
                                                        ---------   --------
Net cash used in financing activities                   1,805,875   (364,500)
Net increase (decrease) in cash and cash equivalents    1,208,567 (1,398,375)
Cash and cash equivalents, beginning of period            463,304  3,041,205
                                                        ---------  ---------
Cash and cash equivalents, end of period              $ 1,671,871  1,642,830

LA TEKO RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOW
(EXPRESSED IN U.S. DOLLARS)

Six months ended June 30, 1998 and 1997       Unaudited

                                                            1998        1997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION         -------     -------
Cash paid during the period for interest                  $     -      2,396
Cash paid during the period for income taxes              $     -          -

Supplementary Schedule of Non-cash Investing
 and Financing Activities
Depreciation capitalized into deferred costs              $     -          -
Stock issued as bonus compensation                        $     -          -

LA TEKO RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)

Six months ended June 30, 1998 and 1997       Unaudited - See Notice to Reader

1.  BASIS OF PRESENTATION
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are expressed in U.S. dollars.

2.  SHARE CAPITAL
AUTHORIZED - 100,000,000 shares having no par value
ISSUED - 25,775,358
DURING THE PERIOD SHARES ISSUED ARE AS FOLLOWS:

                                   Number of shares    Price
                                   ----------------  -------
  Cash net of financing costs        2,200,000      $ 0.85     $1,767,200
  Mineral properties                    43,000      $ 0.8994       38,675
  Employee termination payment          65,000      $ 1.00         65,000
                                     ---------                 ----------
                                     2,265,000                 $1,870,875


OPTIONS OUTSTANDING AT JUNE 30, 1998:
               Number                  Price                   Expire
              -------                  -----               ------------
              300,000                  $1.60               11/16/2000-03
              100,000                  $2.50                 03-14-2001
              200,000                  $2.41               06/05/2001-04
              500,000                  $1.85               12-10-2001-04
               24,000                  $1.60                 08/17/1999
              100,000                  $1.50               07/16/2002-05
               50,000                  $1.60                 12/31/1998
              150,000                  $1.05               10/08/2002-05

WARRANTS OUTSTANDING AT JUNE 30, 1998:
               Number                  Price                   Expire
              -------                  -----               ------------
             2,133,000              $1.05/$1.25           May 1, 1999/2000
              200,000               $1.05/$1.25         April 24, 1999/2000

3.  SUBSEQUENT EVENT

On July 6, 1998 the company completed an agreement with Camnor Resources Ltd. and Camnor Resources (USA) Inc. (collectively "Camnor") whereby Camnor has the right to earn a 51% interest in La Teko's Discovery Gulch property.

In order to earn the 51% interest in the property, Camnor must, over four year period, make payments of US$215,000, including US$10,000 to La Teko on signing, issue 400,000 shares to La Teko, including 50,000 shares on Vancouver Stock Exchange approval, and complete US$800,000 in exploration on the property. The payments include US$140,000 to the underlying vendors and US$75,000 to La Teko. Camnor has committed to a minimum US$75,000 exploration program for 1998. The agreement is subject to regulatory approval.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company is in the business of exploration and development of mineral properties, with two advanced-stage projects, True North and Ryan Lode, one mid stage project, Scheelite Dome, and three early stage exploration projects. The Company has provided for recent years' operations primarily from the receipt of funds from Newmont Exploration Limited ("Newmont") pursuant to the True North JV Agreement and the cash proceeds from issuance of common stock. It is anticipated that the $1,670,000 cash on hand June 30, 1998 is sufficient to cover expenditures required for the balance of 1998.

All dollar amounts included herein respecting Management's Discussion and Analysis are in U.S. dollars except where noted otherwise as Canadian dollars
(CAN).

CAPITALIZED COSTS
Costs of acquisition and deferred exploration expenditures associated with the Company's mineral properties are summarized as follows:


PROJECT                    BALANCE     CAPITALIZED ADDITIONS    BALANCE
                      DECEMBER 31, 1997   (DELETIONS) 1998     06/ 30/98
                     ----------------- ---------------------  ----------
True North                   225,465            96,370           321,835
Ryan Lode                  9,770,530                 -         9,770,530
Margarita                    430,652               103           430,755
Juniper                      231,762            13,436           245,198
Twin Buttes                  227,671             3,078           230,749
Discovery Gulch               99,055            24,410           123,465
Scheelite Dome                    --           135,471           135,471
                          ----------         ---------       -----------
Total Mineral Properties
 and Deferred Costs       10,985,135           272,868        11,258,003


RESULTS OF OPERATIONS

INCOME
The Company has not received operating revenues during any of the last three years and will not have income from sales of mineral product in 1998.

EXPENSES
During the first six months of 1998, the Company expended $273,000 for capitalized costs associated with the acquisition, exploration and development of its mineral properties compared to $221,000 which was expended during the comparable period of 1997. Of this $241,000 was expended in the second quarter, compared to $177,000 expended in the second quarter of 1997. The expenditure is a result of the increased activity on the properties which typically occurs in the second and third quarters and also costs for new acquisitions totaling 7,400 acres to the True North property. Under the terms of the agreement with joint venture partner Newmont Exploration Limited, La Teko contributes its 35% of the initial acquisition cost of new additions to the True North project and thereafter all expenditures will be carried by Newmont until fully vested in the project. The True North property now consists of 17,500 acres.

General and administrative expenses, including corporate and project overhead, decreased to $365,000 for the first six months of 1998 as compared to $561,000 for the same six month period for 1997. The decrease reflects the closure the Fairbanks office, the absence of costs incurred in transferring the head office functions from Salt Lake City to Vancouver, which occurred in the first quarter of 1997, and a focused effort to minimize costs. The general and administrative expenses for the second quarter were $236,000 compared to $346,000 in the comparable period in 1997.

Operating and mine maintenance costs were $73,000 for the first six months of 1998 as compared to $101,000 in the first six months of 1997, reflecting the operatorship of Silverado Gold Mines, Ltd. ("Silverado") during the first quarter and reduced reclamation and environmental monitoring activities at the Ryan Lode project following a major effort last year. During the second quarter 1998 the costs were $66,000 compared to $47,000 in 1997. The major costs for the reclamation and environmental monitoring activities at the Ryan Lode project will be incurred in the second and third quarters of 1998, as reflected in the second quarter expenditures. The total costs in 1998 are expected to be lower than were incurred in 1997.

Royalty and lease payments were identical at $75,000 and $37,500 for the six month periods and second quarters.

Net interest income for the first six months of 1998 was $3,000 compared with
$46,000 for the comparable six months of 1997.   In the second quarter 1998 net
interest income was $100 compared with $17,000 in the comparable period in 1997. The decrease in interest income reflects the reduction in term deposits. The Company currently has no debt, having completed the repayment of its outstanding debt last year.

Depreciation declined to $7,000 from $29,000 for the first half as some of the equipment required for the Ryan Lode and Fairbanks office was disposed of in 1997.

LIQUIDITY AND CAPITAL RESOURCES
During the first six months of 1998, the Company has relied on its December 31, 1997 cash on hand of $613,000 and private placements with gross proceeds of $1,870,000 to fund its requirements for general and administrative costs and ongoing exploration and development projects.

At June 30, 1998, the Company had working capital of approximately $1,761,000 compared with $1,304,000 for the comparable period in 1997. The Company believes that it has sufficient working capital to cover expenditures required for the balance of 1998.

During the first six months of 1998, cash flows from operating activities used approximately $365,000 and investing activities $232,000, primarily respecting capitalized exploration costs offset to a limited extent by the proceeds from the sale of investments. During the six months of the comparable period in 1997, cash flows from operating activities used approximately $753,000 and investing activities $281,000, again primarily respecting capitalized exploration costs. Remaining cash requirements for 1998 will be provided for from current cash reserves.

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

The Company has outstanding options to purchase an aggregate of 1,424,000 shares of common stock at an average exercise price of $1.80 per share, for a total of $ 2,562,900 and outstanding warrants to purchase an aggregate of 2,333,000 shares of common stock at an exercise price of $1.05 per share in 1999 for a total of $ 2,449,650 or $1.25 per share in 2000 for a total of $2,916,250, but cannot predict whether any material number of either options or warrants will be exercised.

PROJECTED 1998 REQUIREMENTS
The Company has budgeted approximately $1,600,000 to continue with the True North project under joint venture with Newmont, fund the continuation of basic activities at the Ryan Lode property and other prospects and to meet other ongoing operating expenses.

Notwithstanding Newmont's announcement of its intent to continue with the True North Joint Venture the decisions by Newmont respecting its True North activities are beyond the ability of the Company to predict or control. Newmont is planning substantial additional exploration and development work during 1998, including $2.1 million for pre-feasibility studies through the full year and $1.5 million for exploration through the end of June. Provisions of the joint venture agreement are such that Newmont may withdraw from the joint venture at its sole discretion. In the event of termination by Newmont, the Company will re-acquire, at no cost, Newmont's 65% interest in the True North project, including subsequently acquired acreage, together with all exploration data, and the Company will then become obligated for the continuing carrying costs and expenses of the True North project. Newmont may also elect to attempt to sell an interest in the joint venture agreement, in which case the Company has the right of first opportunity to acquire Newmont's interest. Under the terms of the private placement with Kinross Gold Corporation ("Kinross") La Teko has granted Kinross a right of first refusal to finance the purchase of Newmont's interest in the True North Project in the event such interest is offered to La Teko through La Teko's right of first opportunity as defined under the terms of the joint venture agreement between La Teko and Newmont. Under the agreement between La Teko and Kinross, if Newmont elects to sell all or part of its 65% interest in True North (the "Newmont Interest") and if Kinross elects to finance La Teko to acquire the Newmont Interest, Kinross will advance the funds necessary for La Teko to acquire the Newmont Interest by means of a 120 day interest-free loan (the "Loan"), secured by the Newmont Interest. At the election of either La Teko or Kinross, La Teko would repay the Loan by conveying the Newmont Interest to Kinross, provided that La Teko may elect to retain 15/65ths of the Newmont Interest. In such case, La Teko would repay the remainder of the Loan in cash or, at La Teko's option, by issuing shares to Kinross at a 10% premium to market.

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

The Company has implemented procedures to minimize the possibility of chemical spills, especially in its drilling and Ryan Lode operations.

CHANGING PRICES, CURRENCY EXCHANGE RATES AND INFLATION
The value of the Company's properties and its proposed operations have been and will continue to be affected generally by changes in gold prices and general market conditions. The Company's ability to obtain exploration capital through joint ventures or other arrangements with other mining firms and attract additional capital, if required, through the sale of securities or borrowings on attractive terms are also affected by gold prices and general market conditions. Such prices are subject to substantial fluctuations that are beyond the ability of the Company to control or predict.

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


                                    PART II

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     UNREGISTERED SALES

During the quarter ended June 30, 1998, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

1. In April, the Company sold 2,000,000 shares of common stock to Kinross Gold Corporation in a private placement for $0.85 per share.

2. In May, the Company issued 43,000 shares of common stock valued at $1.00 per share in connection with acquisition of property respecting the Scheelite Dome project.

3. In June, the Company issued 65,000 shares of common stock valued at $1.00 per share in settlement of a debt.

4.   In June, the Company sold to Thermo Dynamics, Inc., a company owned by John
     R. Hardesty, a director of the Company, 200,000 shares at $0.85 per share in a private placement.

     Except as otherwise noted, the securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in S 4(2) thereof.

     Each purchaser was provided with business and financial information respecting the Company and was provided with the opportunity to obtain additional information in order to verify the information provided or to further inform themselves respecting the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 2, 1998, at the annual meeting of the Company's shareholders, the shareholders approved the following matters submitted to them for consideration:

(1)  Fixed the number of directors at seven:

            For 12,903,236   Against 166,050    Abstain  35,418

(2)  Elected directors of the Company as follows:

     Gerald G. Carlson   For: 13,850,171
     Robert W. Gentry    For: 13,118,403
     John R. Hardesty    For: 13,852,921
     John S. Auston      For: 13,852,421
     Douglas R. Beaumont For: 13,850,221
     Gordon J. Fretwell  For: 13,850,671
     Stuart Havenstrite  For: 13,121,153

(3) Appointed Bedford Curry, Chartered Accountants, Vancouver, B.C., Canada, as auditors of the Company as follows:

            For 12,950,086   Against 107,500    Abstain  47,118

(3)  Approved and ratified stock options and amendments to stock options

            For 11,369,425   Against 1,650,061  Abstain  79,218



                   Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

The following exhibits are included a part of this report:


Exhibit No. SEC Reference No.       Title of Document             Location
----------  -----------------       -----------------------       -----------
27.01       27                      Financial Data Schedule       This filing


(B)   REPORTS ON FORM 8-K

During the quarter ended June 30, 1998 the Company filed the following reports on Form 8-K:

DATE OF EVENT REPORTED              ITEM REPORTED
----------------------              ---------------------
April 8, 1998                       Item 5.  Other events
April 24, 1998                      Item 5.  Other events
April 28, 1998                      Item 5.  Other events
May 5, 1998                         Item 5.  Other events
June 2, 1998                        Item 5.  Other events


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LA TEKO RESOURCES LTD.
                                (Registrant)


Date:  August 14, 1998          By /s/ Gerry C. Carlson
                               Chief Executive Officer, President, Chief
                               Financial and Accounting Officer, and Director