Form 10-Q
period 1998-09-30
LA TEKO RESOURCES LTD
filed 1998-11-19
CIK 357281

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 1998

                         Commission file number 0-10104

                             LA TEKO RESOURCES LTD.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     British Columbia, Canada                        87-0483319
  -----------------------------             ----------------------------------
 (State or other Jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

     625 Howe St., #500
       Vancouver, B.C.                                 V6C 2T6
 --------------------------------------              ----------
(Address of principal executive offices)             (Zip Code)


                                 (604) 688-0833
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
               --------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes X       No



As of September 30, 1998, the registrant had 25,775,358 shares of its common stock issued and outstanding.

                             LA TEKO RESOURCES LTD.


                          Part 1. Financial Information


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



LA TEKO RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)

Three months ended September 30, 1998 and 1997                Unaudited
                                                          1998        1997
                                                      ---------     --------
EXPENSES

  Operating and mine maintenance costs                 $184,414      116,929
  General and administrative expenses                   148,760      129,864
  Royalty and lease                                      37,500       37,500
  Depreciation                                            3,572       14,247
  New prospect evaluation                                   226            -
                                                      ---------     --------
                                                        374,472      298,540
                                                      ---------     --------

Loss from operations before other items                (374,472)    (298,540)

OTHER ITEMS

Interest income (net)                                    21,034       12,569
Loss on sale of investments                             (84,840)           -
Unrealized loss on investments                          (72,601)           -
                                                      ---------     --------
NET LOSS                                               (510,879)    (285,971)
                                                      =========     ========

NET LOSS PER SHARE                                    $  (0.020)      (0.012)
                                                      =========     ========

                  (The accompanying notes are an integral part
                         of these financial statements)

LA TEKO RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)


Nine months ended September 30, 1998 and 1997                Unaudited
                                                         1998        1997
                                                      ---------     --------
EXPENSES
  General and administrative expenses                 $ 549,160      691,340
  Operating and mine maintenance costs                  221,484      218,215
  Royalty and lease                                     112,500      112,500
  Depreciation                                           10,855       42,811
  New prospect evaluation                                 1,319            -
                                                      ---------    ---------
                                                        895,318    1,064,866
                                                      ---------    ---------
Loss from operations before other items                (895,318)  (1,064,866)

OTHER ITEMS

Interest income (net)                                    24,357       58,870
Unrealized loss on investments                         (191,661)           -
Loss on sale of investments                            (135,708)           -
Loss on sale of equipment                                     -       (2,924)

NET LOSS                                             (1,198,330)  (1,008,920)
                                                      =========    =========

NET LOSS PER SHARE                                    $  (0.042)      (0.043)
                                                      =========    =========


                  (The accompanying notes are an integral part
                         of these financial statements)

LA TEKO RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN U.S. DOLLARS)


September 30, 1998 and December 31, 1997                     Unaudited

                                                    September 30, December 31,
                                                         1998        1997
                                                     -----------   ---------
CURRENT ASSETS

  Cash and short-term deposits                       $ 1,291,750       613,304
  Accounts receivable                                     11,228        93,891
  Prepaid expenses                                        39,500       160,090
                                                     -----------     ---------
     Total current assets                              1,342,478       867,285

Mineral properties and deferred costs                 11,551,687    10,985,135
Plant and equipment                                       46,532        57,593
Investments                                              366,879       750,913
                                                     -----------    ----------
                                                     $13,307,576    12,660,926
                                                     ===========    ==========
CURRENT LIABILITIES

  Bank demand loan                                   $         -       150,000
  Accounts payable and accrued expenses                  208,567        84,462
                                                     -----------     ---------
                                                         208,567       234,462


SHAREHOLDERS' EQUITY

Common capital stock; no par value;
  authorized:  100,000,000 shares;
  issued and outstanding:  25,775,358
  (1997:  23,467,358)                                 20,053,092    18,182,217
Accumulated deficit                                   (6,954,083)   (5,755,753)
                                                     -----------   -----------
                                                      13,099,009    12,426,464
                                                     -----------   -----------
                                                     $13,307,576    12,660,926
                                                     ===========   ===========


                  (The accompanying notes are an integral part
                         of these financial statements)

LA TEKO RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(EXPRESSED IN U.S. DOLLARS)

For the years ended December 31, 1996 and 1997
and nine months ended September 30,1998            Unaudited

[CAPTION]

                                   Common Stock        Accumulated
                               Shares        Amount      Deficit       TOTAL
                              ----------   ----------  ----------- -------------
Balance, December 31, 1995    36,729,449   24,064,475   (5,249,313) $ 18,815,162

1996
Common stock issued for:

  Exercise of options            138,780      222,048            -       222,048
Compensatory stock options             -      188,125            -       188,125
Net income                             -            -      955,785       955,785

Balance, December 31, 1996    36,868,229   24,474,648   (4,293,528)   20,181,120

1997
Common stock issued for:
  Exercise of options              5,000        8,000           -         8,000
  Other                            5,100            -           -             -
Compensatory stock
 options (reduction)                   -      (43,125)          -       (43,125)
Net loss                               -            -  (1,462,225)   (1,462,225)

Balance, December 31, 1997    36,878,329   24,439,523  (5,755,753)   18,683,770

NINE MONTHS ENDED SEPTEMBER 30, 1998
Common stock issued for:
  Cash, net of financing
   costs                       2,200,000  $ 1,767,200           -     1,767,200
  Mineral properties              43,000       38,675           -        38,675
  Employee termination payment    65,000       65,000           -        65,000
Net loss                               -            -  (1,198,330)   (1,198,330)

Balance, September 30, 1998   39,186,329   26,310,398  (6,954,083)   19,356,315

Less treasury shares         (13,410,971)  (6,257,306)          -    (6,257,306)

BALANCE, SEPTEMBER 30, 1998   25,775,358   20,053,092  (6,954,083) $ 13,099,009

                  (The accompanying notes are an integral part
                        of these financial statements)

LA TEKO RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW
(EXPRESSED IN U.S. DOLLARS)


Nine months ended September 30, 1998 and 1997                 Unaudited
                                                            1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES                   -----------  ----------

  Net loss                                             $(1,198,330) (1,008,920)
  Charges (credits) to operations not affecting cash:
     Unrealized loss on marketable securities              191,661          -
     (Gain) / loss on sale of investments                  135,708      2,924
     Shares issued for employee termination payment         65,000          -
     Depreciation                                           10,855     42,811
     Loss on abandonment of furnishings and equipment            -          -
                                                        ----------   --------
                                                          (795,106)  (963,185)

Net changes
     Decrease in accounts receivable and
      pre-paid expenses                                    203,458    121,897
     Decrease in accounts payable and accrued expenseS     124,105    (99,090)
                                                        ----------  ---------
Net cash used in operating activities                     (467,543)  (940,378)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments                         58,304          -
  Proceeds on sale of partial interest in mineral property  11,638          -
  Exploration costs capitalized                           (334,154)  (406,326)
  Investment in mineral properties                        (244,036)  (199,818)
  Acquistion of investments                                 (1,638)         -
  Purchase of plant and equipment                                -    (65,464)
  Proceeds from sale of equipment                                -      3,456
                                                        ----------  ---------
Net cash used in investing activities                     (509,886)  (668,152)
                                                        ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction of principal on debt                                 -   (372,500)
  Common stock issued:
     For cash, net of financing costs                    1,767,200      8,000
     For mineral properties                                 38,675          -
                                                        ----------  ---------
Net cash used in financing activities                    1,805,875   (364,500)
                                                        ----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       828,446 (1,973,030)

Cash and cash equivalents, beginning of period             463,304  3,041,205
                                                        ----------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 1,291,750  1,068,175
                                                        ==========  =========

                (The accompanying notes are an integral part
                         of these financial statements)

LA TEKO RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW
(EXPRESSED IN U.S. DOLLARS)


Nine months ended September 30, 1998 and 1997                   Unaudited
                                                            1998        1997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION       ----------   --------

Cash paid during the period for interest                $        -      2,562
Cash paid during the period for income taxes            $        -          -


SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Depreciation capitalized into deferred costs            $        -          -
Stock issued as bonus compensation                      $        -          -


                  (The accompanying notes are an integral part
                         of these financial statements)

LA TEKO RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)


Nine months ended September 30, 1998 and 1997                        Unaudited

1.  BASIS OF PRESENTATION

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are expressed in U.S. dollars.


2.  SHARE CAPITAL

AUTHORIZED - 100,000,000 shares having no par value
ISSUED - 25,775,358

DURING THE PERIOD SHARES ISSUED ARE AS FOLLOWS:

                                 Number of shares     Price
                                 ----------------    --------
  Cash net of financing costs        2,200,000        $0.85    $1,767,200
  Mineral properties                    43,000        $0.8994      38,675
  Employee termination payment          65,000        $1.00        65,000
                                     ---------                 ----------
                                     2,265,000                 $1,870,875



OPTIONS OUTSTANDING AT SEPTEMBER 30, 1998:

               Number                  Price                   Expire
              -------                  -----               -------------
              300,000                  $1.60               11/16/2000-03
              100,000                  $2.50                 03-14-2001
              200,000                  $2.41               06/05/2001-04
              500,000                  $1.85               12-10-2001-04

               24,000                  $1.60                 08/17/1999
              100,000                  $1.50               07/16/2002-05
               50,000                  $1.60                 12/31/1998
              150,000                  $1.05               10/08/2002-05


WARRANTS OUTSTANDING AT SEPTEMBER 30, 1998:

               Number                  Price                   Expire
              -------                  -----               -------------
            2,133,000               $1.05/$1.25           May 1, 1999/2000
              200,000               $1.05/$1.25          June 18, 1999/2000




3.  SUBSEQUENT EVENT

The Company has agreed to enter into a business combination with Kinross Gold Corp. whereby shareholders of La Teko will receive one share of Kinross for each
2.65 of La Teko shares.

The proposed transaction is subject to shareholder and regulatory approval.

LA TEKO RESOURCES LTD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company is in the business of exploration and development of mineral properties, with two advanced-stage projects, True North and Ryan Lode, one mid stage project, Scheelite Dome, and three early stage exploration projects. The Company has provided for recent years' operations primarily from the receipt of funds from a wholly owned subsidiary of Newmont Mining Corporation ("Newmont") pursuant to the True North JV Agreement and the cash proceeds from issuance of common stock. It is anticipated that the $1,290,000 cash on hand September 30, 1998 is sufficient to cover expenditures required for the balance of 1998 and into 1999.

Subsequent to the end of the third quarter La Teko and Kinross Gold Corporation ("Kinross") announced that they have agreed to enter into a business combination whereby shareholders of La Teko are to receive one Kinross share for each 2.65 La Teko shares they hold. The proposed merger is subject to La Teko shareholder approval, the execution of a definitive agreement and regulatory approval.

All dollar amounts included herein respecting Management's Discussion and Analysis are in U.S. dollars except where noted otherwise as Canadian dollars
(CAN).

CAPITALIZED COSTS
Costs of acquisition and deferred exploration expenditures associated with the Company's mineral properties are summarized as follows:


PROJECT BALANCE      CAPITALIZED ADDITIONS          BALANCE
                       DECEMBER 31, 1997       (DELETIONS) 1998    09/30/98
                     ---------------------     ----------------    --------

True North                  225,465              99,416             324,881
Ryan Lode                 9,770,530                   -           9,770,530
Margarita                   430,652               3,766             434,418
Juniper                     231,762              13,436             245,198
Twin Buttes                 227,671             103,122             330,793
Discovery Gulch              99,055              14,828             113,883
Scheelite Dome                    -             318,859             318,859
Ogopogo                           -              13,125              13,125

Total Mineral Properties ----------             -------          ----------
And Deferred Costs       10,985,135             566,552          11,551,687
                         ==========             =======          ==========

The Company's mineral properties and deferred costs are recorded at the lower of cost or the present value of estimated recoverable amounts applicable thereto. Exploration and development expenses are deferred until the mineral properties are brought into production, at which time, they are amortized on a units-of-production basis, or until the properties are abandoned or sold; at which time, the deferred costs are written off or charges against sales proceeds. Capitalized costs and deferred exploration are evaluated at least annually to determine the probability of recovery and the requirement for periodic adjustments.

Certain properties are in the exploration or development stage. The ultimate realization of capitalized costs is dependent upon the determination of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete development, future profitable production and/or proceeds from sale of these properties.

When a property is determined not to be commercially productive or its value impaired, the accumulated costs are charges to operations to the extent that costs exceed estimated net realizable value.

In accordance with generally accepted accounting principles, the Company records an impairment expense to the extent that capitalized acquisition and deferred costs exceed estimated net realizable value if the Company determines that the realization of such capitalized costs associated with any property is impaired. As of September 30, 1998, the Company had capitalized costs of $9,771,000 associated with its Ryan Lode property. The Company believes that completion of the possible transaction with Kinross described in Note 5 to the consolidated financial statements on the terms proposed would enable the Company to realize the recorded capitalized costs of the Ryan Lode property.

Subsequent to this reporting period the Company learned of contamination which occurred a number of years ago at the Ryan Lode site that could expose the Company to certain liabilities. The Company is investigating the events and analyzing the material to determine the extent of the contamination and appropriate actions. The Company may be liable to sanctions and be responsible for costs of cleanup and disposal of the material. The Company is in the process of establishing a sampling and clean-up plan and reporting the situation to the appropriate governmental authorities and anticipates that discussions will follow regarding, if applicable, any sanctions and the cleanup and disposal measures required.

Based on the nature and extent of mineralization, current gold prices, ongoing environmental remediation obligations, the recently discovered contamination, and other factors, in the absence of the proposed Kinross transaction the Company would need to consider recording an impairment expense associated with the Ryan Lode property that could significantly reduce its net realizable value.


RESULTS OF OPERATIONS
INCOME
The Company has not received operating revenues during any of the last three years and will not have income from sales of mineral product in 1998.

EXPENSES
During the first nine months of 1998, the Company expended $567,000 for capitalized costs associated with the acquisition, exploration and development of its mineral properties compared to $606,000 which was expended during the comparable period of 1997. Of this $294,000 was expended in the third quarter, compared to $385,000 expended in the third quarter of 1997. The expenditure is a result of the increased activity on the properties that typically occurs in the second and third quarters. Scheelite Dome and Twin Buttes were the principal properties on which capitalized expenditures were incurred. In the third quarter geophysical and drilling programs were completed at Scheelite Dome, while an auger sampling program was completed at Twin Buttes.

General and administrative expenses, including corporate and project overhead decreased to $549,000 for the first nine months of 1998 as compared to $691,000
for the same nine month period for 1997.   The decrease reflects the closure the
Fairbanks office, the absence of costs incurred in transferring the head office functions from Salt Lake City to Vancouver, which occurred in the first quarter of 1997, and a focused effort to minimize costs. The general and administrative expenses for the third quarter were $184,000 compared to $130,000 in the comparable period in 1997. The higher costs versus the comparable period in 1997 are due in part to activity associated with the proposed business combination with Kinross Gold Corporation, the completion of the two private placements and the additional listing on the Toronto Stock Exchange.

Operating and mine maintenance costs were $221,000 for the first nine months of 1998 as compared to $218,000 in the first nine months of 1997. During the third quarter 1998 the costs were $149,000 compared to $117,000 in 1997. The major costs for the reclamation and environmental monitoring activities at the Ryan Lode project have been incurred in the second and third quarters of 1998, as reflected in these expenditures. The total costs in 1998 are expected to be lower than were incurred in 1997 reflecting the planned reduction in reclamation and environmental monitoring activities at the Ryan Lode project following a major effort last year.

Royalty and lease payments were identical at $112,500 and $37,500 for the nine month periods and third quarters.

Net interest income for the first nine months of 1998 was $24,000 compared with
$59,000 for the comparable nine months of 1997.   In the third quarter 1998 net
interest income was $21,000 compared with $13,000 in the comparable period in 1997. The interest income reflects the changes in term deposits. The Company currently has no debt, having completed the repayment of its outstanding debt last year.

Depreciation declined to $11,000 from $43,000 for the nine months as some of the equipment required for the Ryan Lode and Fairbanks office was disposed of in 1997.

LIQUIDITY AND CAPITAL RESOURCES
During the first nine months of 1998, the Company has relied on its December 31, 1997 cash on hand of $613,000 and private placements with gross proceeds of $1,870,000 to fund its requirements for general and administrative costs and ongoing exploration and development projects.

At September 30, 1998, the Company had working capital of approximately $1,134,000 compared with $633,000 for the comparable period in 1997. The Company believes that it has sufficient working capital to cover expenditures required for the balance of 1998 and into 1999.

During the nine months of 1998, cash flows from operating activities used approximately $468,000 and investing activities $510,000, primarily respecting capitalized exploration costs and investments in mineral properties offset to a limited extent by the proceeds from the sale of investments. During the nine months of the comparable period in 1997, cash flows from operating activities used approximately $940,000 and investing activities $668,000, again primarily respecting capitalized exploration costs and investments in mineral properties. Remaining cash requirements for 1998 will be provided for from current cash reserves.

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

The Company has outstanding options to purchase an aggregate of 1,424,000 shares of common stock at an average exercise price of $1.80 per share, for a total of $ 2,562,900; and outstanding warrants to purchase an aggregate of 2,333,000 shares of common stock at an exercise price of $1.05 per share in 1999 for a total of $ 2,449,650 or $1.25 per share in 2000 for a total of $2,916,250; but cannot predict whether any material number of either options or warrants will be exercised.

PROJECTED 1998 REQUIREMENTS
The Company has budgeted approximately $1,600,000 to continue with the True North project under joint venture with Newmont, fund the continuation of basic activities at the Ryan Lode property and other prospects and to meet other ongoing operating expenses.

Notwithstanding Newmont's announcement of its intent to continue with the True North Joint Venture the decisions by Newmont respecting its True North activities are beyond the ability of the Company to predict or control. Newmont planned substantial additional exploration and development work during 1998, including $2.1 million for pre-feasibility studies through the full year and $1.5 million for exploration through the end of June. Subsequent to the third quarter Newmont indicated, having completed the metallurgical work on the bulk samples, that it has put further development work on indefinite hold and will not proceed with the planned prefeasibility study at this time. Provisions of the joint venture agreement are such that Newmont may withdraw from the joint venture at its sole discretion. In the event of termination by Newmont, the Company will re-acquire, at no cost, Newmont's 65% interest in the True North project, including subsequently acquired acreage, together with all exploration data, and the Company will then become obligated for the continuing carrying costs and expenses of the True North project. Newmont may also elect to attempt to sell an interest in the joint venture agreement, in which case the Company has the right of first opportunity to acquire Newmont's interest. Under the terms of the private placement with Kinross Gold Corporation ("Kinross") La Teko has granted Kinross a right of first refusal to finance the purchase of Newmont's interest in the True North Project in the event such interest is offered to La Teko through La Teko's right of first opportunity as defined under the terms of the joint venture agreement between La Teko and Newmont. Under the agreement between La Teko and Kinross, if Newmont elects to sell all or part of its 65% interest in True North (the "Newmont Interest") and if Kinross elects to finance La Teko to acquire the Newmont Interest, Kinross will advance the funds necessary for La Teko to acquire the Newmont Interest by means of a 120 day interest-free loan (the "Loan"), secured by the Newmont Interest. At the election of either La Teko or Kinross, La Teko would repay the Loan by conveying the Newmont Interest to Kinross, provided that La Teko may elect to retain 15/65ths of the Newmont Interest. In such case, La Teko would repay the remainder of the Loan in cash or, at La Teko's option, by issuing shares to Kinross at a 10% premium to market.

As discussed earlier under the "General" section, La Teko has entered into an agreement to merge with Kinross. La Teko has adequate resources to meet the 1998 and 1999 requirements to complete this transaction.

COMMITMENTS AND CONTINGENCIES
Operations are subject to certain lease and royalty obligations.

The Company carries insurance against property damage including insurance on its machinery and equipment and motor vehicles and also comprehensive general liability and liability policies applicable to motor vehicles. The Company has elected not to insure against business interruption.

The Company cannot insure for environmental pollution and has elected not to insure for mine cave-ins, flooding, earthquake and other possible natural hazards consistent with industry practice. The Company may in the future be exposed to contingencies and liabilities relating to the foregoing that may arise under governmental regulations relating to the environment. Subsequent to this reporting period the Company learned of contamination which occurred a number of years ago at the Ryan Lode site that could expose the Company to certain liabilities. The Company is investigating the events and analyzing the material to determine the extent of the contamination and appropriate actions. The Company may be liable to sanctions and be responsible for costs of cleanup and disposal of the material. The Company is in the process of establishing a sampling and clean-up plan and reporting the situation to the appropriate governmental authorities and anticipates that discussions will follow regarding, if applicable, any sanctions and the cleanup and disposal measures required.

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


                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are included a part of this report:

Exhibit No. SEC Reference No.       Title of Document       Location
----------- -----------------      ---------------------    -----------

27.01        27                    Financial Data Schedule  This filing

(B)  REPORTS ON FORM 8-K

During the quarter ended September 30, 1998 the Company filed the following reports on Form 8-K:


Date of event reported              Item reported
----------------------              --------------------

July 6, 1998                        Item 5.Other events
July 7, 1998                        Item 5.Other events
July 17, 1998                       Item 5.Other events
September 2, 1998                   Item 5.Other events
September 10, 1998                  Item 5.Other events


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LA TEKO RESOURCES LTD.
                                (Registrant)


Date:  November 19, 1998         By /s/ Gerry G. Carlson